Form 10-K/A
period 1995-09-30
QUALITY SEMICONDUCTOR INC
filed 1996-07-02
CIK 869886

MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Annual Results
       The following table sets forth certain operating data as a percentage of revenues for the periods indicated:

                                            Years Ending September 30,
                                         1995          1994          1993

Total revenues                         100.0%         100.0%        100.0%
Cost of revenues                         50.9           49.3          52.2
Gross margin                             49.1           50.7          47.8
Operating expense
Research and development                 13.7           12.8          10.4
Sales and marketing                      14.8           16.5          17.8
General and administrative                6.8            7.4           8.3
Total operating expenses                 35.3           36.7          36.5
Operating income                         13.8           14.0          11.3
Interest, net                             1.1          (0.5)          (1.4)
Income before taxes                      14.9           13.5           9.9
Provision for taxes                       4.6            4.7           0.8
Net income                              10.3%           8.8%           9.1%

The  Company  has  derived  revenues   principally  from  product  revenues  and
technology development and license revenues, as illustrated in the table below:

                                              Years Ending September 30,
                                           1995          1994         1995
                                                (in thousands)

Net product revenues                     $46,189       $36,247     $26,723
Technology development and license
    revenues from related parties             --           719         958
Total revenues                           $46,189       $36,966     $27,681

     As a result of the Company's focus on interface logic devices and growing acceptance of such products, net product revenues increased 27% in fiscal 1995 and 36% in fiscal 1994 due to increased sales of interface logic devices which comprised a substantial majority of the Company's total revenues in each period. Sales of interface logic devices are expected to continue to account for a significant majority of net product revenues in the foreseeable future. ASPs for products declined substantially during fiscal 1995 and 1994, and the Company anticipates additional declines in the ASPs for these products in the future. The Company believes that during fiscal 1993, its sales of QSFCT logic devices were affected favorably by an increase in the demand for interface logic devices generally, that was not met by a corresponding increase in the production of lower-performance logic devices that could have satisfied a portion of the demand. The Company did not experience this benefit in fiscal 1995 or 1994 and does not expect to be able to take advantage of this favorable effect in the future.

     As is common in the semiconductor industry, the Company sells a significant portion of its products through distributors. Domestic distributors accounted for approximately 21% and 30% of the Company's total product sales during fiscal 1995 and 1994, respectively. Sales by Arrow Electronics Inc. accounted for approximately 16% and 21% of total product sales during fiscal 1995 and 1994, respectively, and the remainder of domestic distributor sales were made primarily through Bell Microproducts Inc., (Bell) and Nu-Horizons Electronics Corp. The relationship with Bell was terminated in fiscal year 1995 and the Company replaced Bell with Bell Industries, Inc. late in the year. Recognition of sales to distributors and the related cost of sales is deferred until such distributors resell the products to their customers. There can be no assurance that future sales by distributors will continue at the present levels. The loss of one or more distributors could have an adverse effect on the Company's operating results.

     The Company has received technology development and license revenues from its wafer fabrication suppliers in connection with certain new product development projects and licenses for QCMOS process technology and certain product designs. Technology development and license revenues, which included cash payments and the market value of free wafers provided to the Company, constituted 2% and 3% of net revenues in fiscal 1994 and 1993. There was no technology development and license revenue in fiscal 1995. Although the Company may accept business involving technology development and license revenues, the Company does not expect these revenues to constitute a significant portion of net revenues in future periods.

     Export sales, primarily consisting of sales to countries in Europe and the Far East, constituted 29%, 21% and 21% of net product revenues for fiscal 1995, fiscal 1994 and fiscal 1993, respectively. All sales are denominated in U.S. dollars.

     During fiscal 1993, two system manufacturers accounted for 13% and 10% of total product revenues, respectively. No systems manufacturer accounted for 10% or more of total product revenues in fiscal 1995 or 1994.

Gross Margin on Product Revenue

     The following table sets forth the Company's net product revenues and product gross margin:

                                                Years Ending September 30,
                                                  1995       1994     1993

Net product revenues                           $46,189    $36,247  $26,723
Cost of product revenues                        23,524     18,192   14,357
Product gross margin                           $22,665    $18,055  $12,366
Product gross margin as a percentage
 of product revenues                              49.1%      49.8%    46.3%

     The Company's cost of product sales includes the cost of wafer fabrication, assembly performed by third party vendors, testing by third party vendors and direct and indirect costs associated with the testing, procurement, scheduling and quality assurance functions performed by the Company.

     Although ASPs for the Company's products, including interface logic components continued to decline in fiscal 1995 and 1994, the Company's product gross margin percentage increased from fiscal 1993 to 1994 primarily due to continued reduction in procurement costs for assembly services and wafers. The decrease in gross margin from fiscal 1994 to 1995 primarily reflects increased costs resulting from the unfavorable exchange rate on yen-based wafer purchases, changes in product mix and lower average selling prices which were partially offset by cost reductions. The Company purchases wafers in yen-denominated transactions and is subject to exchange rate risk. The Company attempts to manage its exposure to this risk by entering into forward exchange contracts to hedge all of its yen-denominated firm purchase commitments.

     The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost or availability of parts, foreign exchange rates, and competitive pressures on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

Research and Development
     Research and development expenses increased 64% from fiscal 1993 to fiscal 1994 and 34% from fiscal 1994 to fiscal 1995. The Company's research and development activities include process development and new product development. The Company believes that the continued development of its process technology and new products is essential to its success and is committed to continue its investment in research and development to maintain a strong technological position in the industry. No research and development expense has been capitalized. The Company currently expects to incur higher research and development expenses in fiscal 1996, although these expenses are expected to remain constant as a percentage of revenues. However there can be no assurance that revenues will grow at the same rate as expenditures for research and development are incurred.

     The Company believes that future product revenue growth will depend in substantial part on the success of new products and the continued success and sales of existing products. New products are generally incorporated into a customer's product or system at the design stage. However, design wins, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues.

Sales and Marketing
     Sales and marketing expenses increased 12% and 23% in fiscal 1995 and 1994, respectively. The increase in sales and marketing expenses during 1994 was primarily the result of increased personnel costs and sales commissions relating to increased revenues and the inclusion of a full fiscal year's level of expenses associated with the offices and personnel added in Los Angeles, California and the United Kingdom during fiscal 1993. The sales and marketing expense increase in fiscal 1995 was due primarily to increased commission expense resulting from higher revenues in 1995. The Company anticipates that these expenses will remain relatively constant as a percentage of revenues, although there can be no assurance that the revenues will grow at the same rate as expenditures for sales and marketing are incurred.

General and Administrative
     General and administrative expenses increased 15% from fiscal 1994 to fiscal 1995 and 18% from fiscal 1993 to fiscal 1994. The Company's general and administrative expenses have increased commensurate with increases in revenues and related payroll expenses. The increase in general and administrative expenses in fiscal 1995 were due mainly to costs associated with being a public company and compensation expenses. Although general and administrative expenses have increased in amount over the last three years these expenses have decreased as a percentage of revenues. There can be no assurance that revenues will continue to grow at the same rate as expenditures for general and administrative expenses are incurred.

Interest, Net
     The net interest income of $520,000 in fiscal 1995 was mainly due to interest earned on the proceeds from the Company's initial public offering in November 1994 as compared to net interest expense of $192,000 due primarily to interest on leases and other long-term obligations. The decrease in net interest expense from fiscal 1993 to 1994 reflected lower interest payments on maturing loans.

Provision for Taxes
     The Company's effective tax rate was 31%, 35% and 8% for fiscal 1995, 1994 and 1993, respectively. The decrease in the Company's effective tax rate from 1994 to 1995 was primarily due to the recognition of deferred tax assets. The tax provision for 1993 arose from foreign income taxes withheld on technology revenue and federal and state taxes that could not be offset by net operating loss carryforwards.

Foreign Exchange Contracts
     The Company makes yen-denominated purchases of wafers from Japanese suppliers. In fiscal year 1995 this resulted in material unfavorable foreign exchange transactions included in cost of product revenues. The Company entered into forward exchange contracts beginning in the fourth quarter of fiscal 1995 primarily to hedge against the short-term impact of foreign currency fluctuations on purchases denominated in yen. The maturities of forward exchange contracts are short-term in nature. Notwithstanding, these precautions, however, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates of foreign currency purchase transactions are recorded and the dates cash payments are made in foreign currencies.

Additional Factors That May Affect Results
     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i) competition, such as competitive pressures on average selling prices of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) expenses that may be incurred in obtaining, enforcing and defending claims with respect to intellectual property rights: (vi) sales and marketing, such as loss of significant distributor, concentration of customers; and volume discounts that may be granted to significant customers; (vii) customer demand, such as market acceptance of products, the timing, cancellation or delay of customer orders and general economic conditions in the semiconductor and electronic systems industries: as well as other factors, such as risks associated with doing business abroad, retention of key personnel and management of growth and volatility in the Company's revenues and stock price.

     The Company's earnings and stock price have been, and may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The Company may not learn of, or be able to confirm revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of the Company's revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning the Company or its competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of the Company's stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions.

Liquidity and Capital Resources
     Since its inception, the Company has financed its operations and investment in property, plant and equipment primarily through the sale of equity securities for net proceeds of approximately $27 million, and technology development and license fees of approximately $13 million. The Company's principal sources of liquidity as of September 30, 1995 consisted of $7.6 million in cash and cash equivalents and $9.5 million in short-term investments. In November 1994, the Company entered into a $3 million secured line of credit which expires December 31, 1995. The Company is currently negotiating an increase and new term for this credit arrangement. The borrowings under this line are limited to eligible accounts receivable, as defined in an agreement. Borrowings bear interest at the bank's prime rate (8.75% at November 30, 1995) plus .75%. The loan agreement requires the Company to maintain certain financial ratios, minimum working capital and minimum net worth and requires the bank's consent for payment of cash dividends. There were no borrowings outstanding under the line as of September 30, 1995.

     The Company generated approximately $3.1 million in fiscal 1995 and used approximately $600,000 of cash in fiscal 1994. In fiscal 1995 and fiscal 1994, operations generated $1.8 million and $1.5 million, respectively, of cash primarily from net income.

     The Company increased its overall inventory levels during fiscal 1995 and 1994 in accordance with higher sales levels. Raw materials inventories were increased in fiscal 1994 as a result of the Company's decision to hold additional wafers in inventory in an effort to reduce the potential for inventory shortages. The net increase in work-in-process and finished goods inventories reflects the Company's effort to build available quantities of products having higher demand and reduce lead times for product delivery.

     Cash used for investing activities was $11.6 million in fiscal 1995 and $919,000 in fiscal 1994. Cash used in fiscal 1994 was related primarily to capital expenditures while in fiscal 1995 a net $9.5 million was invested in short-term investments. In order to diversify the Company's source for wafer fabrication, the Company also may, from time to time, consider transactions involving, fabrication suppliers, which may include acquisition of fabrication capacity or equity investments in or loans to fabrication suppliers, in exchange for production commitments.

     Financing activities in fiscal 1995 provided $12.9 million primarily from the net proceeds of $13.3 million after deducting offering expenses, from its public offering completed in November 1994. During fiscal 1994, $1.2 million was used in financing activities, primarily as a result of payments on long-term debt and capital leases.

     The Company believes that current available cash, short-term investments, cash generated from operations, and credit arrangements will be sufficient to finance the Company's anticipated operations and capital equipment requirements through at least the next twelve months. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

                                 BALANCE SHEETS
                    (In thousands, except per share amounts)

                                                          1995        1994
Assets
Current Assets:
Cash and cash equivalents                               $7,637      $4,509
Short-term investments                                   9,480
Accounts receivable, net of allowances of $123
     and $164 at September 30, 1995 and 1994,
     respectively                                        5,851       3,460
Accounts receivable from related parties                               295
Other receivables                                          996          57
Inventories                                             12,610       8,637
Prepaid expenses                                           466         811
Deferred tax assets                                      1,609       1,053
     Total current assets                               38,649      18,822
Property and equipment, net                              3,886       4,030
Deposits and other assets                                  244         294
     Total assets                                      $42,779     $23,146
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable                                        $2,892      $1,201
Accounts payable to related parties                      2,011       2,694
Accrued compensation                                     1,167       1,238
Other accrued liabilities                                  424         499
Income taxes payable                                     2,070       1,064
Deferred rent                                              303         366
Deferred income on shipments to distributors             1,898       1,859
Capital lease obligations due within one year              194         293
Long-term obligations to related party due within
     one year                                              311       1,148
Total current liabilities                               11,270      10,362
Capital lease obligations                                    5         182
Long-term obligations to related party                                 311
Deferred tax liabilities                                   283         403
Shareholders' Equity
Preferred stock, $.001 par value: Authorized 1,000;
     Issued and outstandingnone
Convertible preferred stock, Series A, B and C, $.001 par value:
     Authorized8,250;
     Issued and outstanding; none and  2,176                             2
Common stock, $.001 par value, Authorized 25,500,
     Issued and outstanding  5,475 and 1,315                 5           2
Additional paid in capital                              28,386      14,059
Retained earnings (deficit)                              3,478      (1,288)
Deferred compensation                                    (648)        (876)
                                                        31,221      11,899
Notes receivable from shareholders                                     (11)
     Total shareholders' equity                         31,221      11,888
     Total liabilities and shareholders' equity        $42,779     $23,146

See accompanying notes to financial statements.

                              STATEMENTS OF INCOME
                      (In thousands, except per share data)

                            Years Ended September 30,

                                             1995           1994       1993
Revenues:
Net product revenues (1)                     $46,189     $36,247    $26,723
Technology development and license
     revenues from related parties                           719        958
Total revenues                                46,189      36,966     27,681
Cost of Revenues:
Cost of product revenues (1)                  23,524      18,192     14,357
Cost of technology development and license
     revenues                                                 40         82
Total cost of revenues                        23,524      18,232     14,439
Gross margin                                  22,665      18,734     13,242
Operating Expenses:
Research and development                       6,326       4,722      2,871
Sales and marketing                            6,808       6,096      4,944
General and administrative                     3,145       2,727      2,305
Total operating expenses                      16,279      13,545     10,120
Operating Income                               6,386       5,189      3,122
Interest Income                                  678         126         85
Interest Expense                               (158)       (318)      (462)
Income before provision for taxes              6,906       4,997      2,745
Provision for taxes                            2,140       1,754        232
Net income                                    $4,766      $3,243     $2,513
Net income per share                         $  0.84     $  0.79    $  0.67
Shares used in computing per share amounts     5,649       4,104      3,742

(1) See Note 7 for Related Party Transactions

See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)
                            Years Ended September 30,
                                                  1995        1994         1993
Operating Activities
Net income                                      $4,766      $3,243      $2,513
Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization            2,305       1,558       1,364
        Deferred income taxes                    (676)       (650)           -
        Technology development and license
          revenues from related parties                                   (70)
        Deferred compensation amortization         228         109
        Changes in operating assets and liabilities:
        Accounts and related parties receivable,
        net                                    (2,096)       (582)     (1,025)
        Other receivables                        (939)        (12)        (15)
        Inventories                            (3,973)     (3,212)     (1,743)
        Prepaid expenses                           345       (590)        (28)
        Accounts payable including related
        parties                                  1,008         942       (320)
        Income taxes payable                     1,006         920         144
        Accrued compensation                      (71)         372         612
        Other accrued liabilities and deferred
        rent                                     (138)       (366)         492
        Deferred income on shipments
        to distributors                             39       (197)       1,546
        Total adjustments                      (2,962)     (1,708)         957
Net cash provided by (used in)
 operating activities                            1,804       1,535       3,470
INVESTING ACTIVITIES
Capital expenditures                           (2,161)     (1,272)     (1,060)
Purchase of short-term investments           (109,744)
Sales and maturities of short-term
 investments                                   100,264
Deposits and other assets                           50         353        (75)
Net cash used in investing activities         (11,591)       (919)     (1,135)
FINANCING ACTIVITIES
Principal payments on capital lease obligations  (276)       (276)       (250)
Principal payments on long-term debt           (1,148)     (1,010)       (836)
Proceeds from issuance of common stock, net of
     notes receivable and issuance costs        14,328          40          12
Proceeds from issuance of preferred stock,
net of issuance costs                                                      731
Proceeds from reduction in notes receivable
     from shareholders                              11           1          35
Net cash provided by (used in) financing
     activities                                 12,915     (1,245)       (308)
Net increase (decrease) in cash and cash
     equivalents                                 3,128       (629)       2,027
Cash and cash equivalents at beginning
     of period                                   4,509       5,138       3,111
Cash and cash equivalents at end of period      $7,637      $4,509      $5,138
Supplemental  Disclosures of Cash Flow
 Information Cash paid during this period
 for:
     Interest                                     $195        $302        $470
     Taxes                                      $1,442      $1,438         $90
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION
Common stock repurchased by redemption of
     notes receivable from shareholders as payment
     of notes receivable from shareholders          --          --         $22
Capital equipment acquired under capital
     lease financing                                --          --         $16
Capital equipment purchased through long-term
     financing with related party                   --          --        $365

See accompanying notes to financial statements.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)
                                      Notes

                   Convertible              Add'l   Accum.  Recv  Total
                   Pref. Stock  Comm. Stock Paid-In Income  Def.  From   Shhlds
                   Shares  Amt. Shares Amt. Capital Deficit Comp  Shhlds Equity
                 --------------------------------------------------------------
Balance at 9/30/92  2,091   $2  1,285  $1  $12,314 $(7,044)  --   $(69)   $5,204
Sale of preferred
  stock for cash       85   --     --   --     731      --   --     --       731
Sale of common stock
  for cash             --   --     13   --      12      --   --     --        12
Repurchase of common
  stock                --   --    (31)  --     (22)     --   --     22        --
Repayment of notes
  receivable           --   --     --   --      --      --   --     35        35
Deferred compensation
  related to stock
  options              --   --     --   --      133     -- (133)    --        --
Net Income             --   --     --   --       --  2,513   --     --     2,513
Balance at 9/30/93  2,176    2  1,267    1   13,168 (4,531)(133)   (12)    8,495
Sale of common stock
  for cash             --   --     48    1       39     --   --     --        40
Repayment of notes
  receivable           --   --     --   --       --     --   --      1         1
Deferred compensation re-
 lated to stock options--   --     --   --      852     --  (852)   --        --
Amortization of deferred
 compensation          --   --     --   --       --     --   109    --       109
Net Income             --   --     --   --       --  3,243    --    --     3,243
Balance at 9/30/94  2,176    2  1,315    2   14,059 (1,288) (876)  (11)   11,888
Conversion of preferred
 to common stock   (2,176)  (2) 2,176    2       --     --    --    --        --
Sale of common stock
 for cash              --   --  1,984    1   14,327     --    --    --    14,328
Repayment of notes
 receivable            --   --   --     --       --     --    --    11        11
Amortization of deferred
 compensation          --   --   --     --       --     --   228    --       228
Net Income             --   --   --     --       --  4,766                 4,766
Balance at 9/30/95     --   --  5,475   $5  $28,386 $3,478 $(648)  $--   $31,221

1.  Organization and Summary of Significant Accounting Policies

     Quality Semiconductor, Inc. (the Company), a California corporation, is engaged in designing and marketing high performance
CMOS logic and memory integrated circuit products.

Basis of Presentation
     The Company's fiscal year ends on the last Sunday in September. Fiscal years 1995, 1994, and 1993 ended on September 24, 25, and 26, respectively. The Company's fiscal quarters end on the last Sunday of each calendar quarter. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

Cash Equivalents and Short-Term Investments
     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, " Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard on October 1, 1994. There was no cumulative effect as of October 1,1994 of adopting FAS 115 on operations or shareholders' equity.

     Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Marketable equity securities and debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     All short-term investments, by contractual maturity, mature in less than one year. The fair value of available-for-sales short-term investments held at September 30, 1995 are summarized as follows (in thousands):

                              Estimated Fair Value
Money Market                                                  $  58
Commercial paper                                              3,510
State and municipal obligations                              10,416
                                                            $13,984
Amounts included in cash and cash equivalents               $ 4,258
Amounts included in short-term investments                    9,480
Amounts included in interest receivable (interest)              246
                                                            $13,984

     Both gross unrealized gains and losses as of September 30, 1995 and realized gains and losses on sales of securities for the year ended September 30, 1995 were immaterial. At September 30, 1995, fair market value approximates amortized cost. Maturities and proceeds from sales of available-for-sale securities were approximately $81 million and $19 million, respectively, during the year ended September 30, 1995.


Revenue Recognition and Deferred Revenue
     Revenue from product sales to customers other than sales to distributors are recorded when products are shipped. Sales made to distributors, under agreements allowing price protection and right of return on merchandise unsold by the distributors, are deferred until the merchandise is sold by the distributors.

     During 1994 and 1993, the Company had agreements under which it receives fees for certain rights to technology and products currently under development. Revenues associated with these technology development and license agreements are recognized using the percentage-of-completion method.

Property and Equipment
     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives of two to seven years. Capitalized leases and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the lease.

Cash and Cash Equivalents
     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions to the extent of amounts recorded on the balance sheet.

Inventories
     Inventories are stated at the lower of standard cost which approximates actual (first-in, first out method) or market (estimated net realizable value).

Concentration of Credit Risk
     The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper or readily marketable debt securities. The Company places its investments with high-credit-quality financial institutions and limits the credit exposure to any one financial institution or instrument. To date, the Company has not experienced losses on these investments. The Company primarily sells its products to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers' financial positions and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company has an exposure to nonperformance by a counterparty on the foreign exchange contracts used in hedging activities. This counterparty is a large international financial institution and to date, it has not failed to meet its financial obligations to the Company. The Company does not believe there is a significant risk of non-performance by this counterparty because the Company periodically monitors its position and the credit ratings of the counterparty. The Company continuously evaluates the need for hedging fluctuations in foreign currencies.

Foreign Exchange Contracts
     The Company makes yen-denominated purchases of wafers from Japanese suppliers. In fiscal year 1995 this resulted in material unfavorable foreign exchange transactions included in cost of product revenues. The Company entered into forward exchange contracts beginning in the fourth quarter of fiscal 1995 primarily to hedge against the short-term impact of foreign currency fluctuations on purchases denominated in yen. The maturities of forward exchange contracts are short-term in nature. Notwithstanding, these precautions, however, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates of foreign currency purchase transactions are recorded and the dates cash payments are made in foreign currencies. At September 30, 1995, commitments under such contracts to purchase yen maturing through December 1995 were outstanding in the aggregate amount of approximately $2,550,000. These contracts are accounted for as hedges of firm wafer purchase commitments.

Net Income Per Share
      Net income per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the as-if-converted method) and from stock options and warrants (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the November, 1994 initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method until shares are issued) have been included in the calculation of common and equivalent shares outstanding for all periods prior to the initial public offering.

2.  Balance Sheet Components
                                                       September 30,
                                                  1995              1994
                                                     (In thousands)
Inventories:
         Raw materials                          $4,259            $3,505
         Work-in-process                         4,027             2,016
         Finished goods                          4,324             3,116
                                               $12,610            $8,637
Property and Equipment:
         Equipment and software                $11,139            $9,131
         Furniture and fixtures                    363               333
         Leasehold improvement                     195                72
                                                11,697             9,536
Less accumulated depreciation
 and amortization                                7,811             5,506
                                                $3,886            $4,030

3.  Long-Term Obligations to Related Party
     The Company has several notes payable to a shareholder. The notes are secured by certain equipment, payable in monthly installments through December 1995, of approximately $106,000, including interest at rates of 12% to 14% per annum.

4.  Commitments
     The Company leases its operating facility and certain equipment under noncancelable operating leases expiring through 1999. The Company's operating facility lease contains scheduled rent increases over the term of the lease. Rental expense is charged to operations on a straight-line basis over the lease term. The facility lease is secured by a deposit of $47,500 included in deposits and other assets.

     The Company leases certain equipment under noncancelable lease agreements that are accounted for as "capital leases". Equipment under capital lease arrangements and included in property and equipment, aggregated approximately $885,000 at September 30, 1995 and $1,199,000 at September 30, 1994. Related
accumulated amortization was approximately $723,000 and $894,000 at September 30, 1995 and 1994, respectively.

     Future minimum lease payments under noncancelable operating leases and capital leases are as follows:

                               September 30, 1995
                        Capital Leases Operating Leases
                                 (In thousands)

1996                       $199                  $760
1997                          5                   776
1998                         --                   318
1999                         --                     3
2000                         --                    --
Total minimum payments      204                $1,857
     Less amount
     representing interest    5
                            199
     Less current portion   194
                            $ 5

     Total rent expense for fiscal 1995, 1994, and 1993 was approximately $756,000, $580,000, and $477,000 respectively.

     In November 1993, the company secured a $1.5 million line of credit with an equipment leasing company, of which, $1.2 million was available at September 30, 1995. The lease line expires December 31, 1995, and is subject to certain financial covenants and the Company was in compliance with such covenants at September 30, 1995.

     In November 1994, the company secured a $3 million line of credit with a major bank, of which $3 million was available at September 30, 1995. The line bears interest at the bank's prime rate plus 0.75% per annum, is secured by the assets of the Company, and is subject to certain financial covenants. The Company was in compliance with such covenants at September 30, 1995.

5.  Shareholders' Equity
     Initial Public Offering
     The Company sold a total of 1,725,000 shares of common stock at $9.00 per share through its initial public offering (IPO) in November, 1994. The net proceeds (after underwriters` discounts and commissions and other costs associated with the IPO of $1,225,000) totaled $14,300,000. The outstanding shares of series A through C preferred stock were converted into 2,176,000 shares of common stock. In addition, warrants to purchase 3,333 shares of series B preferred stock at $6.75 per share were exercised.

Warrants
     At September 30, 1995 warrants are outstanding to purchase approximately 13,000 shares of common stock at $9.00 per share. The warrants are currently exercisable, subject to certain antidilution provisions and expire in October, 1996.

Stock Option Plan
     The Company's 1989 Stock Option Plan (the plan) provides for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 120% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors. The options generally vest at a rate of 25% one year after the date of the grant and 12.5 % every six months thereafter. The vesting and exercise provisions of the option grants are determined by the Board of Directors.


The following is a summary of option activity (in thousands, except per share amounts):

                                       Options Outstanding
                          Available                Aggregate       Price Per
                          for Grant   Shares    Exercise Price       Share

Balance at 9/30/92             50       274           $281        $0.15-$1.20
         Authorized           583
         Granted            (367)       367            786        $1.20-$2.97
         Exercised                     (13)           (12)        $0.75-$1.20
         Canceled              25      (25)           (30)        $0.75-$1.20
Balance at 9/30/93            291       603          1,025        $0.15-$2.97
         Authorized           200
         Granted            (333)       333          1,047        $2.70-$8.50
         Exercised                     (48)           (40)        $0.15-$2.70
         Canceled             138     (138)          (472)        $0.75-$8.50
Balance at 9/ 30/94           296       750          1,560        $0.15-$2.97
         Authorized           200
         Granted            (471)       471          4,804       $2.70-$15.00
         Exercised                    (213)          (338)        $0.45-$7.20
         Canceled              80      (80)          (246)        $0.75-$7.20
Balance at 9/30/95            105       928         $5,780       $0.75-$15.00

Options to purchase approximately 233,000 and 244,000 shares were exercisable at September 30, 1995 and 1994, respectively.

     For certain options granted, the Company recognized as compensation the excess of the deemed value for accounting purposes of the common stock issuable upon exercise of such options over the aggregate exercise price of such options based on the fair value of the stock as determined by the Company's Board of Directors. Additionally, in May 1994, the Board of Directors approved the repricing of options previously granted during fiscal 1994. Approximately 144,000 stock option grants were repriced at $2.70 per share and the Company recognized approximately $376,000 of compensation for the excess of the deemed value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation expense is amortized ratably over the vesting period of the options. Deferred compensation recorded for fiscal 1995 and 1994 totaled approximately $0 and $852,000, respectively. Amortization of deferred compensation commenced October 1, 1993 and the Company recognizes approximately $228,000 and $109,000 in compensation expense as of September 30, 1995 and 1994, respectively.

     January 1994, the shareholders approved the adoption of the 1993 Employee Stock purchase Plan (the "1993 Purchase Plan") covering 200,000 shares of common stock for issuance under the plan and adoption of the 1993 Directors' Stock Option Plan (the "Directors" Plan) covering 100,000 shares of common stock issuance under the plan. Under the 1993 Purchase Plan, employees may be granted the opportunity to purchase common stock at 85% of market value on the first or last day of the offering period (as defined by the plan), whichever is lower. The Directors' Plan provides for the issuance of stock options to directors of the Company. During 1995, the Company sold 43,365 shares of common stock under the 1993 Purchase Plan and granted 40,000 options under the Directors` Plan and
o options were exercised.

     Common stock was reserved for issuance as follows (in thousands of shares):

                                                       September 30,
                                                    1995           1994
          Preferred stock                                         2,176
          1989 Stock Option Plan                  1,033           1,046
          1993 Purchase Plan and
              Directors` Plan                       217             300
          Warrants                                   13              20
                                                  1,263           3,542

6. Provision for Taxes
     The Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes," effective October 1, 1992

     The provision for income taxes consists of the following:

                                                  September 30,
                                            1995       1994       1993
                                                (In thousands)
         Federal:
          Current                       $2,352      $2,058       $ 60
               Deferred                   (522)       (650)
                                         1,830       1,408         60
         State:
               Current                      464        306         84
               Deferred                   (154)
                                            310        306         84
         Foreign withholding tax                        40         88
         Total                           $2,140     $1,754       $232

     A reconciliation of the income tax provision at the federal statutory rate (35% in 1995 and 1994 and 34% in 1993) to the income tax provision at the effective tax rate is as follows:
                                                      September 30,
                                                 1995      1994       1993
                                                     (In thousands)
Income tax computed at the
  federal statutory rate                       $2,417    $1,749       $933
State taxes (net of federal benefit)              201       202         55
Operating losses (utilized)                                          (912)
Alternative minimum taxes                                               60
Foreign withholding tax                                      40         88
Variation of temporary differences              (641)     (234)
Other individually immaterial items               163       (3)          8
                                               $2,140    $1,754       $232

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1995 and 1994 are as follows:

                                                  September 30,
                                               1995           1994
                                                 (in thousdands)
Deferred tax assets:
         Vacation accrual                     $ 106            $--
         State taxes                            130            104
         Inventory reserve                      704            533
         Distributor reserve                    441            557
         Distributor price protection reserve                  193
         Capitalized research and develop-
         ment costs                              81             93
         Other individually immaterial items    147            378
         Total deferred tax assets            1,609          1,858
         Valuation allowance                                 (805)
         Net deferred tax assets             $1,609         $1,053
         Deferred tax liabilities:
              Depreciation                   $(283)         $(403)
         Total deferred tax liabilities      $(283)         $(403)

The valuation allowance decreased by $1,960,000 and $727,000 for fiscal 1994 and fiscal 1993.

7. Related Party Transactions
     Under agreements with two preferred shareholders, the Company recognized technology development and license revenues of approximately $0, $292,000, and $888,000 in fiscal 1995, 1994, and 1993, respectively. In addition, royalty payments may be received for future sales of products by the licensees, and the licensees are required to provide certain products to the Company at a reduced cost. The Company accounts for the difference between its cost for products and the current market value of the products as technology development and license revenues, which totaled approximately $0, $427,000, and $70,000 in fiscal 1995, 1994, and 1993, respectively. In addition, the Company purchased approximately $10,372,000, $8,284,000, and $6,643,000 of raw products manufactured at the shareholders' factories in fiscal 1995, 1994 and 1993, respectively.

     A shareholder acts as an intermediary in the purchase of products from the factories discussed above. The Company pays a commission for the service and in return receives extended payment terms, foreign exchange services, and inventory handling services. The Company paid commissions of approximately $469,000, $389,000, and $261,000 in fiscal 1995, 1994, and 1993, respectively. The Company has a recorded payable to the shareholder of approximately $2,011,000, $2,694,000, and $1,880,000 at September 30, 1995, 1994 and 1993, respectively, for commissions and inventory purchases. In another arrangement, the Company paid fees to a subsidiary of the preferred shareholder for services rendered in securing license agreements and other consulting totaling approximately $0, $13,000, and $20,000 in fiscal 1995, 1994, and 1993, respectively. The Company also had product shipments of approximately $3,377,000, $2,171,000, and $589,000 to another subsidiary of the shareholder during the years ended September 30, 1995, 1994, and 1993, respectively.

     The Company purchased photo masks amounting to approximately $257,000, $301,000, and $299,000 in fiscal 1995, 1994, and 1993, respectively, from a shareholder.

     During fiscal 1995, 1994, and 1993, the Company purchased approximately $82,000, $94,000, and $89,000, respectively, of computer equipment from a company owned by affiliates of an executive officer of the Company.

8.  Industry and Geographic Information
     The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company's geographic sales as a percent of net product sales are as follows:

                                              Years Ended September 30,
                                             1995       1994     1993

        United States                         71%        79%      79%
        Export:
         Far East                              21         13       15
         Europe                                 8          8        6
                                             100%       100%     100%

During fiscal 1995,  one customer  accounted for 16% of total product  revenues.
During fiscal 1994, one customer accounted for 21% of total product revenues. During fiscal 1993, three customers accounted for 15%, 13%, and 10% of total product revenues.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


         The Board of Directors and Shareholders
         Quality Semiconductor, Inc.

     We have audited the accompanying balance sheets of Quality Semiconductor, Inc. as of September 30, 1995 and 1994, and the related statements of income, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quality Semiconductor, Inc. at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.


San Jose, California
October 17, 1995


                                           SELECTED FINANCIAL DATA
                                    (In thousands, except per share data)

                                           Years Ended September 30,
                                 1995     1994     1993       1992      1991
Revenues:
   Net product revenues       $46,189   $36,247  $26,723   $14,200   $10,016
   Technology revenues             --       719      958     3,620     4,627
Total revenues                 46,189    36,966   27,681    17,820    14,643
Operating income (loss)         6,386     5,189    3,122   (4,953)     (479)
Interest, net                     520     (192)    (377)     (290)       25
Income (loss) before provision
 for taxes                      6,906     4,997    2,745   (5,243)     (454)
Net income (loss)               4,766     3,243    2,513   (5,404)     (640)
Net income (loss) per share      0.84      0.79     0.67    (3.61)    (0.43)
Weighted average shares
 outstanding                    5,649     4,104    3,742     1,498    1,473
Working capital                27,379     8,460    5,857     3,277    6,349
Total assets                   42,779    23,146   19,371    13,905   15,767
Long-term obligations
 (less current portion)             5       493    1,919     2,884    2,551
Shareholders' equity           31,221    11,888    8,495     5,204     7,817
Dividends                  $       -- $      --$      -- $      --$      --



                                           SELECTED FINANCIAL DATA
                                    (In thousands, except per share data)

                                       Year Ended September 30, 1995
                                1st Qtr.    2nd Qtr.     3rd Qtr.     4th Qtr.

Net revenues                   $10,813     $11,726      $12,492     $11,158
Gross margin                     5,309       5,770        6,097       5,489
Net income                       1,014       1,342        1,412          998
Net income per share             $0.21       $0.23        $0.24        $0.17

                                       Year Ended September 30, 1994
                                1st Qtr.    2nd Qtr.     3rd Qtr.     4th Qtr.

Net revenues                    $8,761      $9,094       $9,255       $9,856
Gross margin                     4,553       4,712        4,590        4,879
Net income                         883         880          748          732
Net income per share             $0.22       $0.22        $0.18        $0.18

CORPORATE DIRECTORY

Board of Directors          Executive Officers        Transfer Agent and
Chun P. Chiu                Chun P. Chiu              Registrar
Chief Executive Officer     Chief Executive Officer   The First National Bank of
                                                      Boston
Manohar L Malwah            Manohar L. Malwah         PO Box 644 M/S 45-02-09
Chief Technical Officer     Chief Technical Officer   Boston, MA  02102-0644
Andrew J. S. Kang           R. Paul Gupta             150 Royall St.,
                                                      M/S 45-02-09
President,                  President and             Canton, MA 02021
Technology Associates       Chief Operating Officer
Corporation                                           Shareholders may call
(a venture capital firm)    Stephen H. Vonderach      617-575-3120
                            Vice President of         with any questions
Robert L. Puette            Finance and               regarding transfer of
President and               Chief Financial Officer   ownership of  Quality
Chief Executive Officer,                              Semiconductor stock.
NetFRAME Systems Inc.       George Anderl
(a computer company)        Vice President of Sales   Legal Counsel
                                Venture Law Group
Masaharu Shinya             Corporate Headquarters    Menlo Park, California
President,                  851 Martin Ave
Kanematsu Semiconductor     Santa Clara, CA           Independent Auditors
Corporation                 95050-2903                Ernst & Young LLP
(an electronics company)    408-450-8000              San Jose, California

                             Form 10-K A copy of the Company's Form 10-K, as filed with the Securities and Exchange Commission, is available on request to V.P. Finance, Quality Semiconductor, Inc., 851 Martin Ave., Santa Clara, CA 95050.