Form 10-Q
period 1996-06-30
QUALITY SEMICONDUCTOR INC
filed 1996-08-07
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10Q

           ----
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           ----
                OF THE SECURITIES EXCHANGE ACT OF 1934

                      The quarterly period ended June 30, 1996

           ----
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           ----
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from ________ to ___________

                      Commission File Number 2-23128


                           Quality Semiconductor, Inc.
              (Exact name of registrant as specified in it charter)


                              California 77-0199189
          (State of Incorporation) (IRS Employer Identification Number)

                                851 Martin Avenue
                          Santa Clara, California 95050
                     (Address of principal executive office)


       Registrant's telephone number, including area code: (408) 450-8000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

The number of outstanding shares of the Registrant's Common Stock as of June 30, 1996 was 5,489,092.

                           Quality Semiconductor, Inc.

                  Form 10-Q for the Quarter Ended June 30, 1996

                                      INDEX


PART I. FINANCIAL INFORMATION Page

Item 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1996
and September 30, 1995                                                3

Condensed Consolidated Statements of Operations
for the three and nine months ended June 30, 1996 and June
30, 1995                                                              4

Condensed Consolidated Statements of Cash Flows
for the nine months ended June 30, 1996 and June 30, 1995             5

Notes to Condensed Consolidated Financial Statements                  6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   9





PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K/A                          15
Signatures                                                           16
Exhibit 11.1                                                         17

                          PART I. FINANCIAL INFORMATION

                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                           June 30,       September 30,
                                             1996             1995 (1)
                                       -----------------  ----------------
                                                            (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents            $4,874               $7,637
    Short-term investments                3,771                9,480
    Accounts and other receivables, net   7,715                5,851
    Inventories                          15,449               12,610
    Other current assets                  2,561                3,071
                                     -----------------    ----------------
       Total current assets              34,370               38,649
Property and equipment, net              16,806                3,886
Deposits and other assets                 3,157                  244
                                     =================    ================
       Total assets                     $54,333              $42,779
                                      ================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                     $5,257               $2,892
    Accounts payable to related parties     299                2,011
    Accrued liabilities                   4,695                3,964
    Deferred income on shipments to
     distributors                         1,762                1,898
    Capital lease obligations due
     within one year                         74                  194
    Notes payable to related party due
     within one year                        350                  311
                                      ---------------    ----------------
       Total current liabilities         12,437               11,270
Capital lease obligations                     -                    5
Redeemable preference shares to AWA, Ltd. 6,808                    -
Notes payable to related party            1,657                    -
Deferred tax liabilities                  2,485                  283

Shareholders' equity
    Preferred stock, $.001 par value: Authorized 1,000;
          Issued and outstanding - none      -                    -
    Common stock, $.001 par value, Authorized - 25,500, Issued and
    outstanding  5,489 and 5,475              5                    5
    Additional paid -in-capital          28,231               28,386
    Retained earnings                     3,187                3,478
    Deferred compensation                  (477)                (648)
                                      -----------------    ----------------
        Total shareholders' equity       30,946               31,221
                                      =================    ================
        Total liabilities and
          shareholders' equity          $54,333              $42,779
                                       ================    ================

See accompanying notes to condensed consolidated  financial statements.
(1) The information in this column was derived from the Company's audited financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)




                                            Three months ended Nine months ended
                                              June 30,           June 30,
                                            -----------------------------------
                                              1996     1995      1996      1995
                                             ----------------    ---------------

Net revenues                                  $11,140 $12,492    $33,472 $35,031

Cost of revenues:
 Cost of revenues (other than items below)      7,208   6,395     19,655  17,855
 Inventory write-downs                          2,840      -       2,840     -
                                             -----------------------------------
           Total cost of revenues              10,048   6,395     22,495  17,855
                                             -----------------------------------
Gross margin                                    1,092   6,097     10,977  17,176

Operating expenses:
  Research and development                      1,916   1,630      4,92    4,659
  Sales and marketing                           1,701   1,733     5,308    5,017
  General and administrative                    1,113     856     3,061    2,401
                                              ----------------------------------
           Total operating expenses             4,730   4,219    13,294   12,077
                                              ----------------------------------
Operating income (loss)                        (3,638)  1,878    (2,317)   5,099

Other income                                      959      -      1,438      -
Interest, net                                     (74)    168       165      361
                                              ----------------------------------
Income (loss) before provision for income taxes(2,753)  2,046     (714)    5,460

Benefit (provision) for income taxes              970    (634)     255   (1,692)
                                              ==================================
Net income (loss)                             $(1,783) $1,412    ($459)   $3,768
                                              ==================================

Net income (loss) per share                    ($0.32)  $0.2    ($0.08)    $0.68
                                              ==================================

Common and common equivalent shares used
      in computing per share amounts            5,494  5,868     5,518     5,520
                                              ==================================





See accompanying notes to condensed consolidated financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)


                                                           Nine months ended
                                                              June 30,
                                                     ---------------------------
                                                         1996             1995
                                                     ----------     ------------
Operating activities
Net income (loss)                                       ($459)            $3,768
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                        2,516             1,709
    Deferred income taxes                                2,202                 -
    Deferred compensation amortization                     171               171
    Changes in operating assets and                     (2,777)          (3,848)
liabilities
                                                        ----------     ---------
Net cash provided by operating activities                1,653             1,800

Investing activities
Acquisition expenditures                               (4,397)                 -
Capital expenditures                                   (2,224)           (1,633)
Sales (purchases) of short-term investments, net        5,709           (11,709)
Deposits and other assets                              (2,913)                33
Repurchase of common stock                               (584)                 -
                                                     ----------     ------------
Net cash used in investing activities                  (4,409)          (13,309)
                                                     ----------     ------------

Financing activities
Principal payments on capital lease obligations          (125)             (233)
Principal payments on long-term debt                     (311)             (749)
Proceeds from issuance of stock                           429            13,504
Proceeds from reduction in notes  receivable  from
shareholders                                                 -                11
                                                     ----------     ------------
Net  cash   provided   by  (used   in)   financing         (7)            12,533
activities
                                                     ----------     ------------
Net   increase   (decrease)   in  cash   and  cash     (2,763)             1,024
equivalents
Cash and cash equivalents at beginning of period        7,637              4,509
                                                     ==========     ============
Cash and cash equivalents at end of period             $4,874             $5,533
                                                     ==========     ============

Supplemental disclosures of significant non-cash investing and financing activities:
Acquisition of property, plant and
equipment for issuance of long-term debt               $8,814                 -


See accompanying notes to condensed consolidated financial statements.

                           QUALITY SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial information included therein. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Quality Semiconductor Australia, PTY., LTD. (QSA). Intercompany accounts and transactions have been eliminated in consolidation. This financial data should be read in conjunction with the Company's September 30, 1995 annual financial statements.

The functional currency of the Company's foreign subsidiary is the Australian Dollar. Subsidiary financial statements are remeasured into U.S. Dollars for consolidation. Foreign currency transaction gains and losses were immaterial for all periods presented.

For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

The results of operations for the three and nine months ended June 30, 1996 may not necessarily be indicative of the results for the fiscal year ending September 30, 1996.

Note 2.  Acquisition

On February 16, 1996 the Company acquired certain assets of AWA Microelectonics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited, based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. ("QSA"), included a fully operational wafer foundry business and product design center. In a separate agreement, the Company has also signed a strategic alliance agreement with AWA Limited, to jointly evelop new products and technologies. The acquisition was accounted for using the purchase method.

The net purchase price of the AWAM facility was $11.8 million, consisting of $5.0 million cash, $6.3 million present value of redeemable preference shares, fair value of warrants of $0.1 million, and acquisition costs of approximately $0.4 million. As of June 30, 1996, approximately $4.4 million cash has been disbursed, the majority of the remaining balance of payments are reflected in long-term debt. The allocation of the purchase price, based upon independent valuation consisted of $8.8 million of net tangible assets and $3.0 million of assembled workforce, customer base, and goodwill. AWA Limited was issued 1,000 redeemable preferred shares at an issue price of $1,125 per share. The shares may be put by AWA Limited back to QSA beginning July, 1997 pursuant to the terms of a put option deed dated January 12, 1996. These redeemable preference shares have been categorized as debt on the balance sheet discounted to the present value. Between July 1997 and July 1999, the Company will make the final payment of a minimum of approximately $7.0 million up to a maximum of approximately $7.8 million. QSA's results of operations have been included in the consolidated results of operations since the date of acquisition.

The following summarized, unaudited proforma information, assume the acquisition occurred as of the beginning of the respective periods (in thousands except per share amounts). The proforma results include estimates of AWAM results for the three and nine months ended June 30, 1996 and 1995.

                         Three   Months   Ended     Nine Months Ended
                               June  30,                  June 30,
                          1996          1995         1996        1995
Net sales                $11,140     $14,525       $36,415     $41,130
Net income (loss)        $(1,783)    $   575       $(1,527)    $ 1,227
Net income (loss) per share$(.32)    $   .10       $  (.27)    $   .22

                           QUALITY SEMICONDUCTOR, INC.

Note 3.  Short-term investments

Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, if material, would be reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. Gross unrealized gains and losses as of June 30, 1996 are immaterial.

All short-term investments, by contractual maturity, mature in less than one year. The amortized cost and fair value of short-term investments held at June 30, 1996 are summarized as follows, in thousands:

                                                  Estimated
                                                     Fair
                                                    Value
                                                 -------------
Money Market                                             $132
Commercial paper                                            0
State and municipal obligations                         6,214
                                                 =============
                                                       $6,346
                                                 =============

Amounts included in cash and cash equivalents          $2,494
Amounts included in short-term investments              3,771
Amounts included in Interest Receivable                    81
(Interest)
                                                 =============
                                                       $6,346
                                                 =============




Note 4.  Inventories

Inventories consisted of (in thousands):

                                                June 30,           September 30,
                                                 1996                 1995
                                             ----------------     --------------
             Raw Materials                      $6,948               $4,259
             Work-in-process                     2,904                4,027
             Finished goods                      5,597                4,324
                                             ================     ==============
                                               $15,449              $12,610
                                             ================     ==============

During the fiscal quarter ending June 30, 1996, the Company recorded $2,840,000 in inventory write-downs for excess inventory resulting from changes in the product revenue mix and reduced OEM demand.

                           QUALITY SEMICONDUCTOR, INC.

Note 5.  Line of Credit

In November 1994, the Company entered into a $3,000,000 secured line of credit which expired February 29, 1996. In March 1996 the Company entered into a $5,000,000 new unsecured line of credit which expires February 28, 1997. The borrowings under this line are limited to eligible accounts receivable, as defined in the agreement. Borrowings bear interest, at the Company's option, at the bank's prime rate (8.25% at June 30, 1996) plus .75% or the Three Month Libor rate (5.58% at June 30, 1996) plus 1.75%. The loan agreement requires the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth and requires the bank's consent for the payment of cash dividends. The amount of common stock repurchases is limited to $1,000,000 under the agreement. As of June 30, 1996, the Company did not meet all of the covenants under the loan agreement, but has received a waiver from the bank. There were no borrowings outstanding under the line as of June 30, 1996.

On March 28, 1996, the Company entered into an agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance approximately $8.0 million of wafer fabrication equipment for installation at QSA. The agreement expires March 31, 2001 and the borrowings bear interest at a rate of 8.5%. As of June 30, 1996, there were borrowings of $2,007,109 against this agreement.

Note 6.  Shareholders' Equity

In February 1996, the Board of Directors approved a plan for the Company to repurchase up to 200,000 shares of its outstanding common stock in the open market from time to time. The repurchased shares are to provide shares to be issued pursuant a new Stock Option Plan.

On April 4, 1996 the Company repurchased 50,000 shares of its common stock in the open market at a price of $5.25. On April 9, 1996, the Company repurchased 50,000 of its common stock in the open market at a price of $6.44.

Note 7.  Subsequent Events

On July 10, 1996, the Company repurchased 25,000 of its common stock in the open market at a price of $6.70.

                           QUALITY SEMICONDUCTOR, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         On February 16, 1996 the Company acquired certain assets of AWA Microelectonics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited, based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. ("QSA"), included a fully operational wafer foundry business and product design center. Beginning February 16, 1996, the company began manufacturing wafers in this facility for sale to customers. The Company's results of operations for the third quarter and first nine months of fiscal year 1996 included operations of QSA from February 16, 1996 to June 30, 1996.

         Total revenues for the quarter ended June 30, 1996 decreased 10.8% from the corresponding period in the prior fiscal year. This decrease was due mainly to the decrease in demand from OEM customers. Total revenues for the nine months ended June 30, 1996 decreased 4.5% from the same period of 1995. The decrease for the nine-month period was also mainly the result of the decrease in OEM demand which occurred in the second and third quarters of fiscal year 1996. There can be no assurance that the market for semi-conductor products will either remain at its current level or grow in future periods. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

         The gross margin was 9.8% of revenues in the third quarter of fiscal 1996 as compared to 48.8% in the third quarter of fiscal 1995. The decrease in gross margin from the prior fiscal year's third quarter was primarily due to the recording of $2,840,000 in inventory write-downs for excess inventory resulting from changes in the product revenue mix and reduced OEM demand. Prior to the recording of inventory write-downs, third quarter fiscal 1996 margins were 35.3% or 13.5 percentage points lower than the same period a year ago. The lower margins were principally due to changes in product mix, lower OEM demand, absorption of fixed costs at QSA and lower average selling prices, which were offset in part by the Company's cost-cutting measures. The gross margin for the nine months ended June 30, 1996 was 32.8% compared to 49.0% for the nine months ended June 30, 1995. This decrease also was mainly the result of excess inventory write-downs. Prior to inventory write-downs, the gross margin for the first nine months of fiscal 1996 was 41.3%, 7.7 percentage points lower than the first nine months of fiscal 1995. The margin reductions were due to changes in product mix, reduced OEM demand, absorption of QSA fixed costs and lower average selling prices which were partially offset by cost reductions. The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, and competitive pressures on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

         Research and development (R&D) expenses increased 17.6% in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. This increase was mainly the result of costs associated with qualifying the QSA wafer fab to produce QSI wafers. These expenses were partially offset by lower payroll costs and reduced consulting expense. As a percentage of total revenues, R&D expenses increased to 17.2% of revenues in the third quarter of fiscal 1996, as compared to 13.1% in the third quarter of fiscal 1995 as a result of lower revenues in the third quarter of fiscal 1996 and the increased expenditures mentioned above. R&D expenses for the nine months of fiscal 1996 increased to 14.7% of revenues compared to 13.3% of revenues for the nine months of fiscal 1995 due to lower revenues and increased spending to qualify QSA to produce QSI wafers. The Company expects that its research and development expenses will increase, although such expenses may vary as a percentage of revenues in future periods.

         Sales and marketing expenses decreased 1.8% and represented 15.3% of total revenues in the third quarter of 1996, as compared to 13.9% of total revenues in the third quarter of fiscal 1995. The decrease in selling expenses was primarily attributed to decreased promotional expenses and reduced sales commissions as a result of lower revenue. Sales and marketing expenses increased 5.8% during the nine months ended June 30, 1996 over the same period last year due primarily to increased promotional expense incurred in the second quarter of fiscal 1996, payroll related expenses and travel, partially offset by lower sales commissions. The Company believes that increased expenses for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses will continue to increase but may vary as a percentage of total revenue in future periods.

         General and administrative expenses increased 30.0% and represented 10.0% of total revenues in the third quarter of fiscal 1996, as compared to 6.9% of total revenues in the third quarter of fiscal 1995. General and administrative expenses increased 27.5% during the nine months ended June 30, 1996 over the nine months ended June 30, 1995. The increases in both the third quarter and nine-month period of fiscal 1996 were due mainly to added G&A costs of the Australian subsidiary and legal costs related to patent prosecution and defense.

         Other income of $959,000 for the third quarter and $1,438,000 for the nine-month periods ended June 30, 1996, was earned primarily as the result of engineering and marketing services provided by the Company pursuant to an agreement with AWA Limited.

         Interest expense was $74,000 during the three months ended June 30, 1996 compared to interest income of $168,000 during the third quarter of 1995. The $242,000 change was due to using $5.7 million of invested funds for the purchase of AWAM assets in February, 1996 and interest expense associated with the Kanematsu note and Redeemable Preference Shares. Interest income for the nine months of fiscal 1996 was 54.3% lower than interest income for the nine months ending June 30, 1995 also due to using $5.7 million of invested funds for the purchase of AWAM assets in February, 1996 and interest expense associated with the Kanematsu note and Redeemable Preference Shares.

         The Company's estimated effective tax rate was 35% for the third quarter and nine months of fiscal 1996 compared with 31% for the third quarter and nine months of fiscal 1995. The Company has recorded a tax benefit for the three and nine months of fiscal 1996 based on available carry-back potential of operating losses incurred.


Additional Factors That May Affect Results

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i)competition, such as competitive pressures on average selling prices ("ASPs") of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) expenses that may be incurred in obtaining, enforcing and defending claims with respect to intellectual property rights; (vi) sales and marketing, such as loss of a significant distributor, concentration of customers, volume discounts that may be granted to significant customers, product returns and exchanges; (vii) customer demand, such as market acceptance of products, the timing, cancellation or delay of customer orders and general economic conditions in the semiconductor and electronic systems industries; as well as other factors, such as risks associated with doing business abroad, retention of key personnel and management of growth and volatility in the Company's revenues and stock price.

         The semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. As a result, ASPs in the semiconductor industry generally, and for the Company's products in particular, have decreased significantly over the life of each product. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. Declines in ASPs in the Company's products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company's overall gross margins, could cause a negative adjustment to the valuation of the Company's inventories and could materially and adversely affect the Company's operating results.

     A substantial majority of the Company's revenues are derived from sales of interface logic devices and, in particular, products in the Company's QSFCT and QuickSwitch logic family. The Company anticipates that sales of these products will continue to comprise the bulk of the Company's revenues for the foreseeable future. The demand for such products may be sharply reduced by microprocessors or other system devices that increasingly include interface logic. Because of the Company's dependence on sales of these products, declines in gross margins for these products resulting from declines in ASPs or otherwise could have a material adverse effect on the Company's operating results.

         The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The failure of the Company to timely complete and introduce new products at competitive price/performance levels would materially and adversely affect the Company's operating results. New products are generally incorporated into a customer's product or system at the design stage. However, design wins, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues. Currently, over 85% of the wafers for the Company's semiconductor products, including substantially all of the Company's high-volume QSFCT products, are fabricated by Seiko Instruments Inc. ("Seiko") and Ricoh Corporation ("Ricoh"), and the remainder of the Company's products, including the Company's more advanced, smaller geometry circuits, are fabricated by Yamaha Corporation ("Yamaha") and Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"). The Company's reliance on its suppliers to fabricate its wafers at their production facilities in Japan and Taiwan involves significant risks, including reduced control over delivery schedules, potential lack of adequate capacity, technical difficulties and events limiting production, such as fires or other damage to production facilities. The Company has from time to time experienced significant delays in receiving fabricated wafers from Seiko and Yamaha, and there can be no assurance that the Company will not experience similar or more severe delays from its suppliers in the future. Any inability or unwillingness of the Company's fabrication providers to provide adequate quantities of finished wafers to meet the Company's needs could delay shipments and have a material adverse effect on the Company's operating results. The Company's reliance on third-party wafer fabrication suppliers also increases the length of the development cycle for the Company's products, which may provide time to market advantages to competitors that have in-house fabrication capacity. The Company also depends upon its fabrication suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could adversely affect the Company's development and introduction of new products. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, using superior process technologies at the same geometries or manufacturing products at smaller geometries, could manufacture and sell competitive, higher performance products at a lower price. The introduction of such products by competitors could materially and adversely affect the Company's operating results. The Company acquired a wafer fabrication facility on February 16, 1996 which involves significant risks inherent in any manufacturing endeavor, including production yields, technical difficulties with process control, and events limiting production, such as fires or other damage. The Company relies on overseas subcontractors for the assembly and testing of its finished products. Any significant disruption in adequate supplies from, or degradation in the quality of components or services supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company's revenues, and other adverse effects on the Company's operating results. The Company purchases all of its semiconductor wafers and substantially all of its assembly services from foreign suppliers. In addition, sales outside of North America accounted for approximately 36% of the Company's net revenue in the third quarter of fiscal 1996 as compared to 29% in the third quarter of fiscal 1995. Sales outside of North America for the first nine months of fiscal 1996 were 39% of net revenue as compared to 29% for the first nine months of fiscal 1995. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, reduced protection for intellectual property rights, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located. The Company's purchases of wafers from Seiko Instruments Inc. are denominated in Japanese yen. Although the Company has engaged in hedging activities to mitigate exchange rate risks, there can be no assurance that the Company will not be materially adversely affected by a decline in exchange rate. The Company has benefited by the increase in the dollar during the third quarter of fiscal 1996. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company that result in litigation. Any such litigation could result in significant expense and divert the Company's attention from other matters. If any of the Company's products were found to infringe any third party patent, and such patent were determined to be valid, the third party would be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, the Company could suffer significant monetary damages, which could include treble damages for any infringement that is determined to be willful. The Company's future success will depend to a large extent on the continued contributions of key employees, who would be difficult to replace, and its ability to attract and retain qualified marketing, technical and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. The loss of or failure to attract and retain any such persons could have a material adverse effect on the Company's business. To manage recent and potential future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. There can be no assurance that the Company will be able effectively to achieve growth or manage any such growth, and failure to do so could have a material adverse effect on the Company's operating results. A relatively small number of customers have accounted for a significant portion of the Company's revenue in each of the past several fiscal years. In fiscal 1995 and 1994, sales to the Company's top ten systems manufacturer customers accounted for more than half of total product revenues. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements. The Company markets and distributes its products primarily through manufacturers' representatives and independent distributors. Domestic distributors accounted for approximately 25% of the Company's total revenues during the third quarter of fiscal 1996 and 23% in the third quarter of fiscal 1995, primarily due to a shift in OEM sales. Domestic distributors accounted for approximately 27% of the Company's total revenues during the first nine months of fiscal 1996 and 22% of the total revenues during the first nine months of fiscal 1995 also reflecting the shift in OEM sales. The Company's distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results. The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times and has been characterized by diminished product demand, accelerated erosion of ASPs and over capacity. In addition, the end-markets for systems that incorporate the Company's products are characterized by rapidly changing technology and evolving industry standards. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. The Company's earnings and stock price have been, and may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The Company may not learn of, or be able to confirm revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of the Company's revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning the Company or its competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of the Company's stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions. The Company's stock price is also subject to potentially large volatility due to the very low trading volumes of the Company's stock on most days since the initial public offering of the Company's stock on November 17, 1994. In addition, this low trading volume may continue and could affect the ability of shareholders to sell their shares. Liquidity and Capital Resources During the first nine months ended June 30, 1996 the Company generated $1,653,000 in cash from operating activities compared to $1,800,000 generated during the first nine months of fiscal 1995. Cash used in investing activities during the nine months of fiscal 1996 totaled $4,409,000 compared to $13,309,000 in the first nine months of fiscal 1995. The former reflected mainly the acquisition of the wafer fab facility while the latter was mainly the result of investing the net proceeds from the Company's initial public offering in November 1994. Use of $7,000 in financing activities for the first nine months of 1996 were primarily reductions in long-term debt partially offset by sales of the Company's stock through the stock purchase plans. Financing activities for the first nine months of fiscal 1995 provided cash of $12,533,000 primarily as a result of the Company's initial public offering. In March 1996 the Company entered into a new $5,000,000 unsecured line of credit replacing the $3,000,000 line which expired in February 1996. The new line expires February 28, 1997. The borrowings under this line are limited to eligible accounts receivable, as defined in the agreement. Borrowings bear interest, at the Company's option, at the bank's prime rate (8.25% at June 30, 1996) plus .75% or the Three Month Libor rate (5.58% at June 30, 1996) plus 1.75%. The loan agreement requires the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth and requires the bank's consent for the payment of cash dividends. As of June 30, 1996, because the company recorded inventory write-downs of $2,840,000, the company did not meet the minimum tangible net worth and loss limitation covenants under the loan agreement, but has received a waiver from the bank. The amount of common stock repurchases is limited to $1,000,000 under the agreement. There were no borrowings outstanding under the line as of June 30, 1996. On March 28, 1996, the company entered into an agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance approximately $8.0 million of wafer fabrication equipment for installation at QSA. The agreement expires March 31, 2001 and the borrowings bear interest at a rate of 8.5%. There were $2.0 million of borrowings outstanding under the agreement at June 30, 1996. The Company believes that current available cash, short-term investments, cash generated from operations and credit arrangements will be sufficient to finance the Company's anticipated operations and capital equipment requirements through fiscal 1996.

PART II  OTHER INFORMATION

Items 1-5    Not Applicable

Item 6.      Exhibits and Reports on Form 8-K/A

             (a)      Exhibits
                      No. 11.1 - Statement of Computation of Earnings Per Share

             (b)      Reports on Form 8-K/A

     On April 25, 1996, the Company filed a report on form 8-K/A reporting under
Item 2 thereof regarding the agreement with AWA Ltd. concerning the completion of the purchase by Quality Semiconductor Australia Pty. Ltd., a wholly-owned subsidiary of the Company, of certain assets and assumption of certain liabilities of the wafer foundry business of AWA Microelectronics Pty. Ltd., effective February 16, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Quality Semiconductor, Inc.
                                  (Registrant)



Date:                               By: / s / R. Paul Gupta
                                          R. Paul Gupta
                                          Chief Executive Officer



Date:                              By: / s / Stephen H. Vonderach
                                          Stephen H. Vonderach
                                          Chief Financial Officer
                                          Chief Accounting Officer

                                    Exhibit 11.1



                           QUALITY SEMICONDUCTOR, INC.

              STATEMENT OF COMPUTATION OF EARNINGS (LOSS) PER SHARE
                (In thousands, except per share data--Unaudited)



                                                 Quarter Ended Nine Months Ended

                                                   ----------------------------
                                                       June 30,       June 30,
                                                   ----------------------------
                                                    1996   1995     1996   1995
                                                   ----------------------------

Net income (loss)                                $(1,783) $1.412   $(459) $3,768
                                                   =============================
Computation of common and common equivalents
     shares outstanding
       Common stock                                5,494   5,307    5,518  4,522
       Options and warrants                          -       561        -    545
       Cheap stock                                   -        -         -     39
       Preferred shares                              -        -         -    414
                                                    ============================
Common  and common equivalent shares used in
      computing per share amounts                  5,494  5,868     5,518  5,520
                                                   =============================

Net income (loss) per share                       $(0.32) $0.24    $(0.08) $0.68
                                                   =============================



- ----------
Fully diluted computation not presented since such amount differs by less than 3% of the net income (loss) per share amount shown above.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Quality Semiconductor, Inc.
                                                       (Registrant)



     Date:          By:
                       R. Paul Gupta
                       Chief Executive Officer



     Date:          By:
                        Stephen H. Vonderach
                        Chief Financial Officer
                        Chief Accounting Officer