Form 10-Q/A
period 1996-06-30
QUALITY SEMICONDUCTOR INC
filed 1996-10-10
CIK 869886

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

                                      INDEX


PART I. FINANCIAL INFORMATION Page

Item 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1996
and September 30, 1995                                                3

Condensed Consolidated Statements of Operations
for the three and nine months ended June 30, 1996 and June
30, 1995                                                              4

Condensed Consolidated Statements of Cash Flows
for the nine months ended June 30, 1996 and June 30, 1995             5

Notes to Condensed Consolidated Financial Statements                  6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                   9





PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K/A                          15
Signatures                                                           16
Exhibit 11.1                                                         17
Exhibit 27                                                           18

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                Quality Semiconductor, Inc.
                                                       (Registrant)



     Date:  8/6/96        By:/s/R. Paul Gupta
                              R. Paul Gupta
                             Chief Executive Officer



     Date:  8/6/96       By:/s/Stephen H. Vonderach
                              Stephen H. Vonderach
                             Chief Financial Officer
                            Chief Accounting Officer