Form 10-K
period 1996-09-29
QUALITY SEMICONDUCTOR INC
filed 1996-12-24
CIK 869886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year ended September 29, 1996
                         Commission File Number 2-23128

                           QUALITY SEMICONDUCTOR, INC.
             (Exact name of registrant as specified in its charter)

             California                                        77-0199189
       (State of incorporation)                             (I.R.S. Employer
                             Identification Number)

                                851 Martin Avenue
                              Santa Clara, CA 95050
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (408) 450-8000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:


       Title of Class                                     Name of Exchange
-----------------------------                      -----------------------------
Common Stock, $.001 par value                      NASDAQ/National Market System

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ/NMS for November 21, 1996 was $33,695,021. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of November 21, 1996 was 5,536,207.

                                     PART I

Item 1.           Business

     Quality Semiconductor, Inc. ("QSI" or the "Company") designs, develops and markets high-performance logic as well as logic-intensive specialty memory products and advanced networking semiconductor products. The Company targets systems manufactures principally in the networking, personal computer and workstation, and telecommunications markets. QSI's logic products include the 3.3-volt and 5-volt QSFCT family and 3.3-volt LCX family, high-speed, low-noise interface logic devices that interconnect various elements in a microprocessor-based system, and the QuickSwitch family of high-speed, low resistance bus switches, which can be used for many applications, such as facilitating the use of mixed voltages in a microprocessor-based system. QSI's specialty memory products include a family of dual port RAMs, and some of the fastest FIFO (First-In, First-Out) devices currently available. QSI networking products include an ATM multiplexer/demultiplex and 10/100 Base TX Fast Ethernet transceivers for symbol and MII interface.

Industry Background

    Higher System Performance Requirements

         The worldwide demand for processing and transmitting information is growing rapidly. This has created major challenges and opportunities for manufacturers of electronic systems that must continue to increase system performance to meet these demands. Historically, the markets for high-performance electronic systems were limited to advanced, small volume applications. However, recent trends in the networking, personal computer and workstation, telecommunication, and portable systems markets have dramatically increased the demand for high-performance systems.

         Networking

         The proliferation of LANs (Local Area Networks) and WANs (Wide Area Networks) is increasing the demand for high-performance networking and internetworking products. In order to enhance the performance of networks, network managers are demanding higher performance networking products, which in turn increase the demand for higher performance logic and memory components.

         Personal Computer and Workstation

         Demand for higher performance computers and workstations is increasing as graphical user interfaces are more universally adopted, desktop data processing requirements are growing and new performance-intensive applications, such as multimedia and image processing, are consuming more microprocessor and video bandwidth. To meet this need, personal computer and workstation manufactures are demanding increasingly higher performance controllers, subsystems and peripheral devices that operate in tandem with these systems.

         Telecommunications

         Telecommunications companies are increasingly installing advanced fiber optic networks capable of transmitting hundreds of times more voice and data information, at much higher transmission speeds, than was possible just a few years ago. The demand for higher performance systems is expected to continue to grow as the industry moves towards mixing text, voice, image, video and other data types. In order for these companies to transmit and switch data at such high speeds, telecommunications equipment manufactures are demanding higher performance logic and memory devices for their increasingly advanced systems products.

         Portable Systems

     The emerging  demand for  portability  in computing and  communication  has created a market for lightweight, battery-operated portable computers and personal communication systems. Certain of these communications-intensive products are becoming widely available due to recent developments in wireless communications and the availability of low power dissipation, high performance microprocessors. These products also require logic and memory circuits characterized by low power dissipation to conserve battery life and reduce weight, small packaging to reduce the size of the portable system, and high performance to support applications similar to those implemented in desktop systems.

         Demand for Higher Performance Integrated Circuits

     The increasing demand for higher performance microprocessor-based systems in applications such as networking, personal computers, workstations, telecommunications and mobile computing has created a need for higher performance system components. During the last ten years, system speeds have increased from less than 10 MHz (megahertz) to more than 150 MHz and bus widths (the number of signals handled in parallel between system components) have expanded from 8 bits to 64 bits or more. In order to realize the benefits of faster microprocessors and avoid bottlenecks elsewhere in the system, system designers are demanding higher performance interface logic and memory integrated circuits.

The QSI Solution

         QSI develops and markets semiconductor products for the growing high-performance logic, memory, and networking markets by exploiting its design expertise and packaging innovations. QSI also works with its customers to anticipate and solve speed, functionality and size problems encountered as systems designers continuously strive to enhance the performance of their system products.

    Networking Products

     QSI offers two advanced CMOS Fast Ethernet devices that offer design engineers enhancements which can become a seamless additions to their printed circuit board-design, thereby reducing the number and type of external components as well as the overall board space required to implement the enhanced design.

    High Performance Interface Logic Devices

     The Company believes that its high performance interface logic family, consisting of the QSFCT, LCX, QuickSwitch and clock management product lines, are positioned to meet the needs of designers of high-performance systems. The Company's 3.3-volt and 5-volt QSFCT product line offers not only high speed and low power dissipation, but also offers reduced noise generation through improved design, integration of resistors into the logic device and reduced-size packaging. The new LCX family is designed for operation with 3.3 volt power supplies and has the ability to interface with both 3.3 and 5 volt components, allowing system designers the maximum flexibility on a "mixed voltage" circuit board. QSI's QuickSwitch family of high-speed, low resistance switches can be used to isolate and couple sections of systems logic without introducing performance penalties. QSI has introduced two new devices using proprietary QuickScanTM technology, to provide JTAG access to a data bus while being virtually transparent to the system during normal, non JTAG, operation. QSI's clock management products enable system designers to achieve low-skew clock signal distribution, which can eliminate the need for higher-cost, high-speed logic devices. These QSFCT, QuickSwitch, QuickScanTM and clock management products also feature several innovative semiconductor packaging improvements such as the new follow-through MillipaQTM package for 32-bit logic functions.

    High Performance Specialty Memory Devices

     QSI believes that it offers some of the industry's fastest FIFO and other specialized memory devices in the high-performance segment of the specialty memory market. These high performance specialty memory devices offer speeds comparable to that achieved by more complex BiCMOS processes, but at finer geometries thus requiring less power reducing temperature sensitivity and improving radiation-immunity characteristics.

QSI Strategy

         The Company's objective is to be a leading provider of high-performance logic and logic-intensive specialty memory devices to the growing networking, personal computer and workstation, telecommunications and portable systems markets. The Company seeks to position itself in these markets through broad product offerings, customer interaction in the development of new products and strategic relationships with its fabrication suppliers. The Company's strategy includes the following key elements:

    Target Key Systems Manufacturers in High-Growth Markets

         The Company focuses its product development and marketing efforts to increase sales of high performance logic and logic-intensive specialty memory products to systems manufactures in the growing networking, personal computer and workstation, telecommunications and portable systems markets. The Company seeks to target new and existing system manufacturer in these fields that are the system performance or volume sales leaders in their respective markets. The Company believes that the high performance logic and memory components adopted by these leading system manufacturerr are likely to be adopted by other system manufacturers, which may create opportunities for higher volume sales of the Company's products.

    Develop New Products based Upon Customer Input

     QSI  seeks to expand  its  interface  logic,  ultra-fast  specialty  memory product, and networking families by continuing to work closely with its customers to anticipate and develop high performance solutions to improve system performance. Through these relationships with systems manufacturers, the Company has developed QSFCT logic circuits with reduced noise level, switch time and propagation delay; the QuickSwitch family of high-speed bus connection logic devices that offer higher performance than traditional TTL buffers; and packaging innovations offering significant design advantages through board space savings and resulting in cost-reductions. The Company also intends to work closely with system manufacturers to develop integrated logic and memory products. The newly introduced Fast Ethernet products represent a close relationship with our customers, and an understanding of their system requirements.

    Achieve Design Wins in New Product Areas

     The Company intends to offer new products with applications beyond those of the Company's current QSFCT, specialty memory, and networking product families. The Company has recently developed and is shipping high-performance products for applications in system clock management, including low-skew fanout buffers and phase lock loop devices. QSI also intends to continue expansion of the QuickSwitch product family, particularly for specialized networking and telecommunications systems applications, and to add new QuickSwitch products such as QuickScanTM with specialized functions that facilitate the testing of certain elements within systems.

    Broaden Wafer Fabrication Capabilities

     The Company has completed the purchase of a complete wafer fabrication facility in Sydney, Australia. With this acquisition, QSI now has its own dedicated wafer design, engineering, and fabrication capability. The Company also intends to utilize its current wafer foundry partners; Seiko, Ricoh, and Taiwan Semiconductor Manufacturing Corporation ("TSMC"). All of these facilities have been qualified and are currently producing a variety of standard logic, memory and networking products.

    Expand International Sales

         The Company believes there are significant opportunities for increased international sales of its products, particularly in European and Asian markets. The Company intends to invest additional resources, including the addition of new foreign sales offices and personnel, in order to increase its worldwide customer base and international product revenues.

     Products

         The Company offers a wide range of high performance logic, logic intensive specialty memory, and networking products for systems manufacturers in a variety of markets, including the networking, personal computer and workstation, peripherals, I/O subsystems, telecommunications and portable systems industries.

     High Performance Networking Products

     The Company introduced three new networking products during the year. The QS6810 ATM 4:1 Multiplexer/Demultiplexer will serve the ATM Switch and Transmission Market. The QS6611 10/100 TX/Fast Ethernet Symbol Transceiver and the QS6612 10/100 Base TX Ethernet MII Transceivers are the first members of a family of networking products to serve the LAN and WAN markets. The Company's product development in the networking market is directed to multimedia applications and interoperability.

     High Performance Logic Products

         The Company offers more than 100 interface logic products, which support bus interfaces, memory interfaces and other logic support applications where high speed is critical. QSI's family of logic products is available in a variety of small packages, enabling efficient use of board area. Many of these products are designed for fast growing applications, such as mobile computing and communications, in which small size and low power consumption may be as important as high speed.

     QSFCT Interface Logic Devices

     FCT logic devices address the high-performance segment of the interface logic market. Demand for these products comes primarily from bus interface applications where low propagation delays, low power consumption and space-efficient packaging are principal concerns. QSI's QSOP and QVSOP packaging technology can reduce required board space by up to 75% as compared to SOIC (Small Outline Integrated Circuit) packaging. QSI believes that its 2000 Series logic was the first FCT logic family to include on-chip series termination resistors that further reduce ground bounce. The Company has continued to address common system design problems with value-added new product solutions, including double-width logic, which satisfies the need for logic applications of more than 8-bits, and 3.3 volt logic, which addresses the need for lower power, lower noise components.

         QuickSwitch Devices

         The Company's innovative QuickSwitch family of products consists of high-speed switches for direct bus connection with virtually no delay (250 picoseconds, or 0.25 nanosecond), no added ground bounce, no added power dissipation, and requiring no directional control. QuickSwitch devices provide higher performance alternatives to FCT and other families of interface logic where high current drive capability is not required, and can replace traditional TTL buffers and transceivers (components that can both transmit and receive signals) to reduce overall propagation delay, noise, control complexity and
power  consumption.   The  Company  has  experienced  growth  in  sales  of  the
QuickSwitch product family in the data communication, telecommunication, workstation and peripheral interface markets because of the products' signal switching and routing capabilities. QSI's current QuickSwitch offering includes 28 different products designed for applications such as digital and analog switching, 5.0-to-3.3-volt conversion, signal swapping, multiplexing, and pin-for-pin replacement of standard logic components. The Company is developing new products in the QuickSwitch family by incorporating features of the QuickSwitch design into higher integration products, such as a series of crossbar switches and QuickScan devices for boundary scan test applications.

         Clock Management Devices

         As clock speeds of microprocessors increase, previously acceptable levels of clock signal skew (timing variance of clock signals within a system) can cause fatal timing errors. QSI's product solutions for clock signal distribution are intended to enable system designers to achieve low-skew clock signal distribution, which can eliminate the need for higher-cost high-speed logic devices. The clock buffer family of products allows single or multiple clock inputs to be distributed across up to 22 output pins with guaranteed low skew. The Company's PLL (Phase-Locked-Loop) clock driver was designed to duplicate an input clock while also providing various output options.

    High Performance Specialty Memory Products

         The Company's specialty memory products include FIFO, Dual-Port RAM and Shared-Port RAM products for networking, peripheral interface and telecommunications products including hubs, bridges, routers, and other performance-driven applications. The market for specialty memory has been historically driven by telecommunications and DSP (Digital Signal Processing) applications that typically require large amounts of high performance digital data buffering.

         FIFO Memory Products

     FIFO products are used as rate buffers to transfer large amounts of data at high speeds between separate devices or pieces of equipment operating at different speeds within a system. QSI offers asynchronous FIFO memory products, featuring depths of up to 4kb and access times of below 10ns, with fast flags. QSI's FIFO products use only two master read and write counters as compared to six internal counters in typical FIFO products, thereby decreasing ground bounce and the potential for flag and data corruption. Unlike most other currently available FIFO products, which use only six-transistor memory cells with polysilicon load resistors, QSI's FIFO products use eight CMOS transistor memory cells to provide greater speed, soft-error resistance, and process and temperature stability. QSI's FIFO products. The Company is developing a 36-bit family of FIFO products intended to satisfy the increasing demand for 36-bit and wider memory buffers in high bandwidth digital systems.

also have noise filter circuitry to reduce data errors caused by noise on the clock and enable inputs. The Company's FIFO products currently are used primarily in networking products.

         Dual-Port RAM Products

         Dual-Port RAM products are used in multi-processor systems, where there is a need for interprocessor communication. QSI is developing a family of Dual-Port RAM devices with densities up to 256K bits. These devices have built in facilities to allow full arbitration between ports, via the fast busy flags and semaphore cells. QSI Dual-Port RAM products are built using eight transistor cell memory technology which provides greater stability than prevailing six transistor cell architecture, soft error resistance, and reduced process and temperature sensitivity.

         Shared-Port RAM Product

         Shared-Port RAM products are used for interprocessor communication at high speed (3.66G bits/second) and are suited to networking and multimedia applications. Using the Company's proprietary memory compiling and logic routing design tools, QSI has integrated 288k of memory and 20k gates of logic into this single-chip solution. By using a more cost effective shared SRAM memory core, the proprietary Shared-Port RAM provides higher performance and a greater density than traditional Dual-Port RAM architectures.

         Packaging

         The increasing complexity and portability of electronics systems has resulted in an increasing demand for smaller sized packaged semiconductor components. To address this demand QSI has innovated and implemented several semiconductor packaging improvements.

         In 1990, QSI introduced the surface mount QSOP (Quarter Size Outline Package), which has been adopted as an industry standard by JEDEC (Joint Electronic Device Engineering Council), and is used by some of the Company's competitors. QSI's QSFCT logic, QuickSwitch and clock management products are offered in the QSOP package. The QSOP package reduces the board area occupied by the packaged component by approximately 75% over the standard SOIC package by halving the width, length and the lead pitch (the distance between the exterior pins) of the package.

         QSI also has introduced its QVSOP package, which uses the same plastic body as the QSOP but adds more pins, and thus additional functionality. QVSOP package yields 16 to 20-bit "double-width" products that are increasingly demanded for high performance systems applications. QSI also offers the HQSOP package, a hermetic SOP, intended for military, aerospace and other high reliability applications. The Company was also the first to offer logic products in the industry standard ZIP (Zig-zag In Line Package), thereby providing small, high-performance logic-devices to system manufacturers having only through-hole assembly capabilities.

         QSI's latest 32-bit flowthrough package, the MillipaQTM, provides design engineers with the industries smallest and easiest to use high-density package.

Customers and Applications

         QSI's customers are performance-oriented systems manufacturers in industries such as networking, personal computers and workstations. QSI ships products to more than 10 customers on an OEM (Original Equipment Manufacturer) basis and to more than 1,400 customers through the Company's distributors.

         A relatively small number of customers have accounted for a significant portion of the Company's revenue in each of the past several fiscal years. In fiscal 1995 and 1994, sales to the Company's top ten systems manufacturer customers accounted for more than half of total product revenues. No systems manufacturer customer accounted for sales in excess of 10% of the Company's total product revenues in fiscal 1995; sales to Compaq Computer and Silicon Graphics accounted for approximately 13% and 10%, respectively of the Company's total product revenues in fiscal 1994; and no systems manufacturer customer accounted for sales in excess of 10% of the Company's total product revenues in fiscal 1993. There can be no assurance that QSI's current customers will continue to place orders with the Company, that orders by existing customers will continue at levels of previous periods, or that the Company will be able to obtain orders from new customers. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

Backlog

         As of September 30, 1996, the Company's backlog was approximately $13.0 million, as compared to approximately $12.1 million at September 30, 1995. The Company's backlog includes OEM and distributor purchase orders accepted by the Company for products scheduled for shipment within the following six months. Orders constituting the Company's backlog are subject to delivery rescheduling, price renegotiations and cancellation at the option of the buyer without significant penalty. The Company's business, in line with that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules. In addition, the Company's actual shipments depend upon the manufacturing capacity and timely delivery of the Company's wafer fabrication suppliers. Although useful for the purposes of short-term scheduling, backlog as of any particular date may not be a reliable measure of sales for any future period.

Sales and Distribution

         The Company markets its products primarily to systems manufacturers in North America through its distributors and independent manufacturers representatives, and internationally through foreign distributors. The Company has three principal North American distributors, Arrow, Nu-Horizons and Bell Industries. Domestic distributors accounted for approximately 26% of the Company's total product sales during fiscal 1996. Arrow Electronics accounted for more than half of such sales in each period. The Company defers recognition of revenue and related gross profit from sales of products to these distributors until after the distributors have resold these products to their customers. In addition, QSI's independent manufacturers' sales representatives in the United States and Canada generally assist the Company in achieving design wins and procuring purchase orders from systems manufacturers.

         To   assist   the   Company's   distributor   and   independent   sales
representative, the Company has as of September 30, 1996, nine sales professionals located at the Company's sales offices in northern and southern California, Georgia, Massachusetts and the United Kingdom. The Company also employs six field application engineers who work directly with Company's customers to assist them in designing systems incorporating the Company's products.

         Sales outside of the United States accounted for approximately 43%, 29% and 21% of net product sales for fiscal years ended September 30, 1996, 1995, and 1994, respectively. The Company expects that export sales will continue to represent a significant portion of its product sales. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic conditions, import and export controls and changes in tax laws, tariffs and freight rates.

         The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. The Company's distributors typically offer competing products. Although the Company believes that, to date it has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed the Company's allowance, particularly in connection with the introduction of new products or enhancements or existing products. In addition there can be no assurance that future sales by distributors or representatives will continue at present levels. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results.

Competition

         The company competes in different product areas, to varying degrees, on the basis of technical innovation and performance of its products, including their speed, density, power usage, reliability, and space-saving package options, as well as on price, quality and product availability. The Company's competitive strategy is to offer high-performance, small packaged products.

     The semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technology changes, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies, such as Integrated Device Technology, Inc., Texas Instruments Incorporated National Semiconductor Corporation and Cypress Semiconductor Corporation, that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. In the event of a downturn in the market for interface logic or specialty memory components, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position that the Company. Competitors with greater financial resources or broader product lines also may have more resources than the Company to engage in sustained price reductions in the Company's primary markets to gain market share.

         The Company is continually in the process of designing new improved products to maintain its competitive position. Because of continual improvements in semiconductor design and processing technology, the Company believes that its future success will depend on its ability to continue to improve its products and processes and develop new technologies and products in order to remain competitive. Many of the Company's competitors have had internal manufacturing capacity for the fabrication and assembly of semiconductor products, which may provide such companies with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. The Company is only now developing this capacity since the acquisition of the wafer fabrication facility in February 1996. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, with smaller geometries or superior process technologies at the same geometries could manufacture and sell competitive, higher performance products at a lower price. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's operating results.

         As is typical in the semiconductor industry, competitors of the Company have developed and market products having similar or identical design and functionality as the Company's products, and the Company expects that this will continue in the future. For example, products that are pin-compatible with many of the Company's QSFCT products are available from competitors. To the extent the Company's products do not achieve performance, size or other advantages over products offered by competitors, the Company will experience greater price competition with respect to such products. The Company also faces competition from the makers of microprocessors or other system devices, including ASICs, that have been and may be developed for particular systems. These devices increasingly include interface logic and specialty memory functions and as a result may eliminate the need or sharply reduce the demand for the Company's products in particular applications.

         The Company believes that its ability to compete successfully depends on a number of factors both within and outside of its control, including price, product quality, performance, success in developing new products, adequate fabrication capacity and sources of raw materials, efficiency of production, timing of new product introductions by competitors, protection of Company products by effective utilization of intellectual property laws, and general market and economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

Manufacturing

    Wafer Fabrication

         The Company's semiconductor products are primarily fabricated in Japan by Seiko Instruments Inc. ("Seiko") and Ricoh Corporation ("Ricoh"), and the remainder of the Company's products, including the Company's more advanced, smaller geometry circuits, are fabricated by Yamaha Corporation ("Yamaha") and Taiwan Semiconductor Manufacturing Company ("TSMC"). The Company's agreements with Seiko contain capacity commitments to manufacture specified numbers of wafers for the Company on a most-favored customer price basis. The Company believes that this commitment, which continues through 1998, is adequate to meet the Company's currently foreseeable manufacturing needs during such periods.

         Currently, approximately 85% of the wafers for the Company's semiconductor products, including substantially all of the Company's high volume QSFCT products, are fabricated by Seiko and Ricoh. In connection with these fabrication arrangements, the Company has granted Seiko and Yamaha perpetual, non-exclusive licenses to use the Company's QCMOS process technology to manufacture integrated circuits at their facilities in Japan, including for their own use and, for the purpose of fabricating integrated circuits for third parties, subject to certain competitive restrictions. In exchange for these licenses, the Company received an aggregate of more than $13 million in technology development and license fees, and the Company also has certain rights to use process improvements that may be developed by Seiko. The Company also is entitled to receive additional royalties upon the sale of products manufactured by Seiko or Yamaha for third parties using the Company's process technology, although no such products have been manufactured to date or currently are proposed to be manufactured. The license agreements contain certain restrictions an the right of Seiko and Yamaha to use the Company's process technology to manufacture and sell certain products, including those within the fields of the Company's primary logic and memory markets. Subject to certain royalty payment requirements, Seiko has a non-exclusive license to use the Company's designs to manufacture certain products for sale in Japan, although they have not done so to date. As part of their relationship with the Company, in 1989 and 1991, Seiko purchased Preferred Stock of the Company for a total investment of $1.1 million and in 1989, Yamaha purchased Preferred Stock of the Company for a total investment of $625,000.

         The Company's reliance on Seiko and Ricoh (which fabricate approximately 85% of the of the Company's products, including substantially all of the Company's high-volume QSFCT products) and TSMC (which currently fabricates the Company's more advanced, smaller geometry circuits) to fabricate its wafers involves significant risks, including reduced control over delivery schedules, potential lack of adequate capacity, technical difficulties and events limiting production, such as fires or other damage to production facilities. The Company has from time to time experienced significant delays in receiving fabricated wafers from its providers, and there can be no assurance that the Company will not experience similar or more severe delays in the future. Any inability or unwillingness of the Company's fabrication providers generally, and Seiko in particular, to provide adequate quantities of finished wafers to meet the Company's needs could delay shipments and have a material adverse effect on the Company's operating results. The Company also depends upon its fabrication suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could adversely affect the Company's development and introduction of new products. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, using superior process technologies at the same geometries or manufacturing products at smaller geometries, could manufacture and sell competitive, higher performance products at a lower price. The introduction of such products by competitors could materially and adversely affect the Company's operating results. The Company acquired a wafer fabrication facility on February 16, 1996 which involves significant risks inherent in any manufacturing endeavor, including production yields, technical difficulties with process control, and events limiting production, such as fires or other damage.

     Although the Company has historically experienced good relationships with Seiko and Yamaha, the Company has recently qualified a local manufacturer for quick-turn fabrication of prototype products, and the Company has established a second source for the production of standard products that are currently manufactured primarily by Seiko. The Company also established a separate supplier, as an alternative to Yamaha, for the fabrication of smaller geometry circuits.

     The manufacture of semiconductor products is highly complex and sensitive to a wide variety of factors, including the level of contaminants in the manufacturing environment, impurities in materials used and the performance of personnel and equipment. While the Company believes that it will have an adequate wafer supply to meet its needs, there can be no assurance that the Company will receive sufficient quantities of wafers at favorable prices on a timely basis, if at all. As is typical in the semiconductor industry, the Company's wafer fabricators have from time to time experienced lower than anticipated production yields. There can be no assurance that manufacturing problems will not occur in the future. The loss of Seiko as a supplier, any prolonged inability to obtain adequate yields or deliveries from such suppliers or other subcontractors or manufacturer, or any other circumstance that would require the Company to seek alternative sources of supply, could delay shipments and have a material adverse effect on the Company's operating results.

     Assembly

         The Company performs circuit assembly through four overseas subcontractors. In the assembly process, silicon wafers are cut into individual die that are then assembled into packages in accordance with procedures developed by the Company. While the timeliness and quality of product deliveries from the Company's subcontractors have been acceptable to date, there can be no assurance that difficulties will not occur in the future. Any significant disruption in adequate supplies from, or degradation in the quality of components supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply, could delay shipment of products and have a material adverse effect on the Company's operating results. Although the Company believes it has gained certain competitive advantages through reduced-size packaging innovations, The Company does not have exclusive rights to use such designs or related packaging methods and many of the Company's packaging designs, such as the QSOP and QVSOP packages, are currently available for products sold by the Company's competitors. Also, there can be no assurance that the Company's assembly subcontractors, who have gained significant expertise in the application of the Company's packaging designs and methods, such as QSOP, QVSOP or HQSOP, will not use such expertise in providing product assembly for the Company's competitors, which could have an adverse effect on the Company's competitive position and its results of operations.

     Test

     Following assembly, the packaged devices currently are tested and inspected by the Company or its domestic test contractor or overseas assembly contractors in accordance with the Company's quality assurance program before shipment to customers. The Company recently increased its reliance on overseas testing houses for product testing. While the timeliness and quality of product deliveries from the Company's subcontractors have been acceptable to date, there can be no assurance that assembly or testing difficulties will not occur in the future. Any significant disruption in adequate supplies from these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company's revenues, and other adverse effects on the Company's operating results. As a result of the dependence of the Company on foreign subcontractors and test facilities, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located.

     Research and Development

         The Company's research and development efforts are focused on the design of new networking, interface logic and specialty memory devices, improvements in the Company's process and design technologies, the development of integrated logic and memory devices, improvement of existing device performance, cost reductions in the manufacturing and assembly process and improvements in device packaging. As of September 30, 1996, the Company had 57 employees involved in research and product development activities.

         The Company's research, development and engineering expenses in the fiscal years ended September 30, 1996, 1995 and 1994 were approximately $7.0 million, $6.3 million and $4.7 million, respectively. The Company expects that it will continue to spend substantial funds on research and development.

         Although the Company believes that in certain product lines it may be desirable to apply its QCMOS process at smaller geometry's than it currently uses and that it will be technologically possible to do so, there can be no assurance that technological or other difficulties will not prevent or delay a successful transition to smaller geometries. Also, given the Company's limited financial and operational resources, The Company will depend substantially upon its fabrication suppliers for research and development assistance in completing this transition. There can be no assurance that any supplier will be willing or financially able to provide such development assistance, or to make the significant financial commitments, including investments in new fabrication facilities, that will be necessary to implement production using QCMOS process at smaller geometries.

     The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company's ability to secure sufficient wafer fabrication capacity, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company's recently acquired fabrication facility and independent wafer suppliers, and the Company's ability to offer such new products at competitive prices. There can be no assurance that the Company will be able to successfully identify new product opportunities and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. In addition, the Company may experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of such new products or other difficulties in achieving volume production of these new products. The failure of the Company to complete and introduce new products in a timely manner and at competitive price/performance levels would materially and adversely affect the Company's operating results.

     Licenses, Patents and Trademarks

         The Company aggressively seeks the issuance of patents to protect inventions and technology which are important to its business. The Company has been awarded six United States patents in the area of circuit design and wafer processing, with various expiration dates, none earlier than 2010. In addition, the Company has four United States patent applications pending. The Company also has six current foreign patent applications pending. The Company has four registered U.S. trademarks. The Company has also routinely protected its numerous original mask sets under the U.S. Semiconductor Chip Protection Act. There can be no assurance that the Company's pending patent or trademark applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

         Notwithstanding the Company's pursuit of patent protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on a patent ownership. The Company also relies substantially on trade secrets and propriety technology to protect its technology and manufacturing know-how, and works actively to foster continuing technological innovation to maintain and protect its competitive position. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies. In addition, in connection with its fabrication supply arrangements, the Company has granted Seiko and Yamaha non-exclusive licenses to the Company's fabrication process technology and certain of the Company's product designs, subject to certain competitive restrictions and royalty requirements. There can be no assurance that Seiko and Yamaha will not employ such technology to compete with the Company.

         The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company that result in litigation. Any such litigation, whether or not determined in favor of the Company, could result in significant expense and divert the Company's attention from other matters. If any of the Company's products were found to infringe any third party patent, and such patent were determined to be valid, the third party would be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, depending on the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages, which could include treble damages for any infringement that is determined to be willful. Although QSI could seek a license to sell products determined to infringe any third party patent, there can be no assurance that a license would be available on terms acceptable to the Company, if at all. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time consuming, and there is no assurance the effort would be successful.

     Subsidiary

     On  February  16,  1996  the  Company   acquired   certain  assets  of  AMA
MicroElectronics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. foundry business and product design center. QSA did not provide a significant amount of production wafers for its parent's (QSI) product lines during fiscal 1996.

     Employees

         At September 30, 1996, the Company had approximately 197 full-time employees, including 34 in sales, marketing and customer support, 90 in manufacturing, assembly and testing, 57 in research and product development, and 16 in finance and administration.

         The Company's future success will depend to a large extent on the continued contributions of Chun P. Chiu and R. Paul Gupta, who would be difficult to replace. The future success of the Company also will depend on its ability to attract and retain qualified marketing, technical and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. The loss of or failure to attract and retain any such persons could delay product development cycles or otherwise have a material adverse effect on the Company's business. The Company has never had a work stoppage and no employee is represented by a labor organization. The Company considers its employees relations to be good.

     Officers and Directors of the Registrant

         The officers and directors of the Company and their ages as of September 30, 1996 are as follows:

Name                         Age                 Position

Chun P. Chiu                 55      Chairman of the Board of Directors and
                                     Chief Technical Officer
R. Paul Gupta                59      President and Chief Executive Officer
Stephen H. Vonderach         62      Vice President of Finance,
                                     Chief Financial Officer and Secretary
Jacob Foraker                45      Vice President Logic and Memory Products
Albert Enamait               57      Vice President of Sales and Marketing
Edward J. Bradley, Jr.       53      Vice President of Manufacturing Operations
Andrew J. S. Kang            45      Director
Manohar L. Malwah            49      Director
Robert L. Puette             55      Director
Masaharu Shinya              53      Director
David D. Tsang               54      Director

     Mr. Chiu, one of the Company's founders, has served as the Company's Chairman of the Board since it's inception in 1988, Chief Executive Officer from inception until March 1996 and President from inception until June 1994. In March of 1996 he also became the company's Chief Technical Officer. In 1980, Mr. Chiu co-founded Integrated Device Technology, Inc. ("IDT"), a semiconductor manufacturer, and served in various management positions at IDT through 1988, most recently as Director, Business Development for Japan and Far East. Mr.Chiu holds an MSEE degree from Oregon State University and a BSEE degree from Waseda University, Tokyo, Japan.

     Mr. Gupta has served as Chief Executive Officer since March 1996, Chief Operating Officer from February 1993 to March 1996 and as a director of the Company since August 1995. He served as Vice President of Operations from August 1992 until June 1994. From 1988 to 1992, Mr. Gupta served as President of Blackship Computers, a system integration company. Mr. Gupta holds a BSEE degree from California State University-San Luis Obispo.

     Dr. Malwah has served as a director since the Company's inception in 1988. Dr. Malwah has been an independent consultant since October 1995. He served as Senior Vice President from 1989 to June 1994, and as Chief Technical Officer from 1989 to 1995. Dr. Malwah holds a Ph.D. In electrical engineering from the University of Texas at Austin and an MS degree from Punjab University, India.

     Mr. Vonderach has served as Vice President and Chief Financial Officer of the Company since 1993. Mr. Vonderach has served as Secretary of the Company since May 1995. From 1983 to 1993, Mr. Vonderach served as Vice President of Finance and Chief Financial Officer of Appian Technology, a manufacturer of application specific integrated circuits and high end graphics boards. Mr. Vonderach holds a BBA degree from University of Pittsburgh and an MBA degree from Pepperdine University.

     Mr. Jacob Foraker has served as the Company's Vice President Logic and Memory Products since February 1996 and as Director of Business Development from September 1995 to February 1996. Before joining the Company, Mr. Foraker worked as a management consultant specializing in operations with his own consulting firm and with Leemak. Mr. Foraker holds a B.A. degree from Widener University.

     Mr. Albert Enamait has served as the Company's Vice President of Sales and Marketing since July 1, 1996. From 1991 until 1996 Mr. Enamait was a consultant with BJE Associates, an executive training and consulting firm. From 1989 to 1991, Mr. Enamait was Director, Worldwide Sales and Standard Product Marketing for Raytheon Semiconductor, a semiconductor manufacturer.

     Mr. Edward J. Bradley, Jr. joined the Company in January 1993. Before his appointment to Vice President Marketing in February 1996, Mr. Bradley served as Director, Manufacturing Operations. Prior to joining the Company, Mr. Bradley was employed with Harris Semiconductor (formerly GE/Intersil), a semiconductor manufacturer, where he held various positions in manufacturing management including Operations Manager, Plant Manager and Director of Production Control and Test Operations.

     Mr. Kang has served as a director of the Company since 1992. Mr. Kang has been President of Polytronix, Inc., a manufacturer of LCD devices in Richardson, Texas, since 1992. In addition, Mr. Kang has been President of Technology Associates Corporation, a Taiwanese venture capital management company, since September 1990.

     Mr. Puette has served as a director of the Company since 1992. Mr. Puette has been the President and Chief Executive Officer of NetFRAME Systems, Inc., a computer company, since 1994. From 1990 to 1993, Mr. Puette served as president of Apple USA, a computer manufacturer. Prior to 1990, Mr. Puette served as a group general manager of Hewlett-Packard Company, an electronics and systems company. Mr. Puette also serves as a director of Cisco Systems, Inc., a networking company and NetFRAME Systems, Inc., a computer company.

     Mr. Shinya has served as a director of the Company since its inception in 1988. Mr. Shinya has served as President of Kanematsu Semiconductor Corporation, a distributor of electronics products in Tokyo, Japan, since 1990. Kanematsu Semiconductor Corporation is a subsidiary of Kanematsu Corporation, a large Japanese trading house.

     Mr. Tsang has been President and Chief Executive Officer of Oak Technology, Inc. ("Oak") since he founded the company in July 1987 and a director of Oak since October 1987. He has also served as Chairman of the Board of Directors of Oak since January 1991. Mr. Tsang has also held the position of Chief Financial Officer and Secretary of Oak. Mr. Tsang holds a BSEE degree in electrical engineering from Brigham Young University and an MS degree in electrical engineering from the University of Santa Clara.

Item 2.  Properties

     The Company's headquarters and research and development activities are located in Santa Clara, California, in a 50,000 square foot facility leased through January 1998 (with certain renewal options), which includes approximately 3,000 square feet of facilities for the Company's test operations.

     The Company also leases a 41,000 square foot facility in Sydney, Australia as a result of its acquisition of the wafer fabrication facility in February 1996. Included in this facility is a class 10 wafer fabrication area of approximately 5,000 square feet, an assembly area of approximately 4,000 square feet and a test area of approximately 3,000 square feet. In addition, the Company has short-term leases for its four sales offices located in Irvine, California; Atlanta, Georgia; Framingham, Massachusetts and Plano, Texas. The Company believes that its existing facilities are adequate to meet its currently foreseeable requirements.

Item 3.  Legal Proceedings

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         Market for Common Stock

                  Quality Semiconductor, Inc.'s common stock is listed on NASDAQ and is traded under the symbol "QUAL." The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1996 and 1995.


                                               ---------------------------------
                                                   High                  Low
                                               ---------------------------------
1996
First Quarter                                     $16.25                $5.50
--------------------------------------------------------------------------------
Second Quarter                                      7.38                 5.00
--------------------------------------------------------------------------------
Third Quarter                                       9.00                 5.00
--------------------------------------------------------------------------------
Fourth Quarter                                      7.38                 4.00
--------------------------------------------------------------------------------

1995
First Quarter                                     $13.50               $10.50
--------------------------------------------------------------------------------
Second Quarter                                     13.50                 10.00
--------------------------------------------------------------------------------
Third Quarter                                      14.50                10.50
--------------------------------------------------------------------------------
Fourth Quarter                                     18.50                12.25
--------------------------------------------------------------------------------

     The Company has never paid cash dividends and has no present intention to pay cash dividends.

     Holders of Record

     As of September 30, 1996, there were 163 shareholders of record of the Company's Common Stock.

Item 6. Selected Financial Data


                            Years Ended September 30,
                      (In thousands, except per share data)

                          ------------------------------------------------------
                            1996        1995        1994        1993        1992
                          ------------------------------------------------------
REVENUES:


Net product revenues     $44,688     $46,189     $36,247     $26,723     $14,200
--------------------------------------------------------------------------------
Technology revenue            __          __         719         958       3,620
--------------------------------------------------------------------------------
Total revenues              ,688      46,189      36,966      27,681      17,820
--------------------------------------------------------------------------------
Operating income (loss)  (3,350)       6,386       5,189       3,122     (4,953)
--------------------------------------------------------------------------------
Interest, net                 77         520       (192)       (377)       (290)
--------------------------------------------------------------------------------
Income (loss) benefit    (2,015)       6,906       4,997       2,745     (5,243)
provision (benefit)
for taxes
--------------------------------------------------------------------------------
Net income (loss)        (1,310)       4,766       3,243       2,513     (5,404)
--------------------------------------------------------------------------------
Net income (loss)       $ (0.24)      $ 0.84      $ 0.79      $   __      $   __
per share (1)
--------------------------------------------------------------------------------
Weighted average           5,524       5,649       4,104          __          __
shares outstanding
--------------------------------------------------------------------------------
Working capital          $14,103     $27,379       8,460       5,857       3,277
--------------------------------------------------------------------------------
Total assets              52,521      42,779      23,146      19,371      13,905
--------------------------------------------------------------------------------
Long-term obligations      2,804           5         493       1,919       2,884
(less current portion)
--------------------------------------------------------------------------------
Shareholders' equity      30,345      31,221      11,888       8,495       5,204
--------------------------------------------------------------------------------
Dividends               $     __      $   __      $   __      $   __      $   __
================================================================================


     (1) Prior to 1994, statements of operations omit the historical net income per share as it was not presented in the initial public offering registration statement. Proforma net income is presented for 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion should be read in conjunction with the five year summary at selected financial data and the Company's Consolidated Financial Statements and notes thereto.

ANNUAL RESULTS

The following table sets forth certain financial data from the Consolidated Statements of Operations as a percentage of total revenues for the periods indicated.

                           Years Ending September 30,
--------------------------------------------------------------------------------
                                              1996          1995            1994
--------------------------------------------------------------------------------
Total revenues                                100%          100%            100%
--------------------------------------------------------------------------------
Cost of revenues                              67.6          50.9            49.3
--------------------------------------------------------------------------------
Gross margin                                  32.4          49.1
 50.7
--------------------------------------------------------------------------------
Operating expenses
--------------------------------------------------------------------------------
Research and development                      15.7          13.7            12.8
--------------------------------------------------------------------------------
Sales and marketing                           15.6          14.8            16.5
General and administrative                     9.0           6.8             7.4
Total operating expenses                      40.3          35.3            36.7
--------------------------------------------------------------------------------
Operating income (loss)                      (7.9)          13.8            14.0
--------------------------------------------------------------------------------
Other income                                   3.2            --              --
--------------------------------------------------------------------------------
Interest, net                                  0.2           1.1           (0.5)
--------------------------------------------------------------------------------
Income (loss) before provision               (4.5)          14.9            13.5
  (benefit) for taxes
--------------------------------------------------------------------------------
Provision (benefit) for taxes                (1.6)           4.6             4.7
--------------------------------------------------------------------------------
Net income (loss)                           (2.9)%         10.3%            8.8%
================================================================================

     The Company has derived revenues principally from product revenues and technology development and license revenues, as illustrated in the table below:

                           Years Ending September 30,
--------------------------------------------------------------------------------
                                             1996          1995            1994
--------------------------------------------------------------------------------
                                 (in thousands)
--------------------------------------------------------------------------------
Net product revenues                       $44,688       $46,189         $36,247
--------------------------------------------------------------------------------
Technology development and
   license revenues from related parties        --            --             719
--------------------------------------------------------------------------------
Total revenues                             $44,688       $46,189         $36,966
================================================================================

     Acquisition of Business

     On  February  16,  1996  the  Company   acquired   certain  assets  of  AWA
MicroelEctronics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited, based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. ("QSA"), included a fully operational wafer foundry business and product design center. In a separate agreement, the Company has also signed a strategic alliance agreement with AWA Limited, to jointly develop new products and technologies. The acquisition was accounted for using the purchase method.

     The net purchase price of the AWAM facility was $11.8 million, consisting of $5.0 million cash, $6.3 million present value of redeemable preference shares, of QSA fair value of warrants of $65,000, and acquisition costs of approximately $400,000. The allocation of the purchase price, based upon an independent valuation, consisted of $8.8 million of net tangible assets and $3.0 million of intangible assets which were related to assembled workiforce, customer base, and goodwill, which are being amortized over five years. As of September 30, 1996, the Company had incurred approximately $375,000 of amortization expense. AWA Limited was issued 1,000 redeemable preferred shares at an issue price of $1,125 per share. The shares may be put by AWA Limited back to QSA beginning July, 1997 pursuant to the terms of a put option deed dated January 12, 1996. These redeemable preference shares of QSA have been categorized as debt on the balance sheet and discounted to the present value. Between July 1997 and July 1999, the Company will make the final payment of a minimum of approximately $7.0 million up to a maximum of approximately $7.8 million. QSA's results of operations have been included in the consolidated results of operations since the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements.

     Total Revenues

     Total revenues in fiscal 1996 were $44.7 million, decreasing by 3% over total revenues in fiscal 1995. This compares with an increase of total revenues of 25% in fiscal 1995 over fiscal 1994. Net product revenues were up by 27% in fiscal 1995 over fiscal 1994. The decrease in year-over-year total revenues was mainly due to a substantial decline in the overall average selling prices partially offset by sales for QSA. The Company expects that the average selling prices of its products generally will continue to decline over the lives of such products. Sales of interface logic devices are expected to continue to account for a significant majority of net product revenues in the foreseeable future. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

     As is common in the semiconductor industry, the Company sells a significant portion of its products through distributors. Domestic distributors accounted for approximately, 26%, 21% and 30% of the Company's total product revenues during fiscal 1996, 1995 and 1994, respectively. Sales by Arrow Electronics Inc. accounted for approximately, 19%, 16% and 21% of total product revenues during fiscal 1996, 1995 and 1994, respectively, and the remainder of domestic distributor sales were made primarily through Bell Microproducts Inc. ("Bell") and Nu-Horizons Electronics Corp. The relationship with Bell was terminated in fiscal 1995 and the Company replaced Bell with Bell Industries, Inc. late in the year. Recognition of sales to distributors and the related cost of sales is deferred until such distributors resell the products to their customers. There can be no assurance that future sales by distributors will continue at the present levels. The loss of one or more distributors could have a material adverse effect on the Company's operating results.

     The Company has received technology development and license revenues from it's wafer fabrication suppliers in connection with certain new product development projects and licenses for QCMOS process technology and certain product designs. Technology development and license revenues, which included cash payments and the market value of free wafers provided to the Company, constituted 2% of the net revenues in fiscal 1994. There was no technology development and license revenue in fiscal 1996 and 1995. Although the Company may accept business involving technology development and license revenues, the Company does not expect these revenues to constitute a significant portion of net revenues in future periods.

     Export sales, primarily consisting of sales to countries in Europe and the Far East, constituted 38%, 29% and 21% of net product revenues for fiscal 1996, 1995 and 1994, respectively.

     Gross Margin on Product Revenue

     The following table sets forth the Company's net product revenues and product gross margin:

                            Years Ended September 30,
--------------------------------------------------------------------------------
                                          1996          1995            1994
--------------------------------------------------------------------------------
                     (In thousands, except percentage data)
--------------------------------------------------------------------------------
Net product revenues                      $44,688       $46,189         $36,247
--------------------------------------------------------------------------------
Cost of product revenues                   30,226        23,524          18,192
--------------------------------------------------------------------------------
Product gross margin                      $14,462       $22,665         $18,055
--------------------------------------------------------------------------------
Product gross margin a
 percentage of net product revenues         32.4%         49.1%           49.8%
================================================================================

     The Company's cost of product revenues includes the cost of wafer fabrication, assembly performed by third party vendors, testing by third party vendors and direct and indirect costs associated with the testing, procurement, scheduling and quality assurance functions performed by the Company.

     Gross margin in fiscal 1996 was 32% of net product revenues, compared with 49% of net product revenues in fiscal 1995, and 50% of net product revenues in 1994. The decline from fiscal 1996 to 1995 in gross margin resulted principally from the recording of $2,840,000 in inventory write-downs resulting from changes in the product mix and reduced OEM demand. Additionally, gross margin was impacted by lower average selling prices, changes in product mix, lower OEM demand and absorption of fixed costs at QSA. This margin erosion was offset in part by the Company's cost reduction programs. The decline in gross margin from fiscal 1994 to 1995 primarily reflects increased costs resulting from the unfavorable exchange rate on yen-based wafer purchases, changes in product mix and lower average selling prices which were partially offset by cost reductions. The Company purchases some of its wafers in yen-denominated transactions and is subject to exchange rate risk. The Company attempts to manage its exposure to this risk by entering into forward exchange contracts to hedge its yen-denominated firm purchase commitments.

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in fiscal 1997 are likely to be affected by these factors as well as others.

     The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. In the third quarter of fiscal 1996 these factors caused the Company to have a $2.8 million inventory writedown. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

     The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop complex new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading system manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, revenues may be affected quickly if new product introductions are delayed or if the Company's products are not designed into successive generations of products of the Company's customers.

     The Company's gross margins also will depend on the Company's success at introducing and ramping production of new products quickly and effectively because the gross margins of semiconductor products decline as competitive products are introduced. Also, the Company must deliver product to customers according to customer schedules. Delays in new product introductions could affect revenues and gross margins for current and follow-on products if customers shift to competitors to meet their requirements.

     As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods. To offset this margin pressure, the Company seeks to reduce costs by improving wafer yields, negotiating price restrictions with suppliers, and achieving economies of scale by means of higher production levels. The Company also seeks to offset margin erosion by selling a higher percentage of new products, which tend to have higher margins than more mature products. No assurance can be given that these efforts will be successful.

     Research and Development

     The Company's research and development activities include process development and new product development. Research and development expenditures in fiscal 1996 were $7.0 million, or 16% of total revenues, compared with $6.3 million, or 14% of total revenues in fiscal 1995, and $4.7 million, or 13% of total revenues in fiscal 1994. This increase in fiscal 1996 was mainly the result of costs associated with the development of new products and processes and the added costs of the development group located at QSA. The Company believes that the continued development of its process technology and new products is essential to its success and is committed to continue its investment in research and development to maintain a strong technological position in the industry. No research and development expense has been capitalized. The Company currently expects to incur higher research and development expenses in fiscal 1997.

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

     Sales and Marketing

Sales and marketing expenditures in fiscal 1996 were $7.0 million, or 16% of total revenues, compared with $6.8 million, or 15% of total revenues in fiscal 1995, and $6.1 million, or 16% of total revenues in fiscal 1994. Sales and marketing expenditures in fiscal 1996 increased slightly from fiscal 1995 due to increases in advertising and promotional expenses, payroll related expenses and travel, partially offset by lower sales commissions. The sales and marketing expense increase in fiscal 1995 was due primarily to increased commission expense resulting from higher revenues in fiscal 1995. The Company expects to incur higher sales and marketing expenses in fiscal 1997, although these expenses are expected to decrease as a percentage of revenues. However, there can be no assurance that the revenues will grow at the same rate as expenditures for sales and marketing are incurred.

     General and Administrative

     General and administrative expenditures in fiscal 1996 were $4.0 million, or 9% of total revenues, compared with $3.1 million, or 7% of total revenues in fiscal 1995, and $2.7 million, or 7% of total revenues in fiscal 1994. General and administrative expenditures in fiscal 1996 increased mainly due to the added costs of the Australian subsidiary, and legal costs related to patent prosecution and defense. The increase in general and administrative expenses in fiscal 1995 were due mainly to costs associated with being a public company and compensation expenses. The Company expects to incur higher general and administrative expenses in fiscal 1997, although these expenses are expected to decrease as a percentage of revenues. However, there can be no assurance that revenues will continue to grow at the same rate as expenditures for general and administrative expenses are incurred.

     Other Income

     Other income of $1.4 million in fiscal 1996 was earned as a result of engineering and marketing services provided by the Company pursuant to an agreement with AWA Limited. The Company has completed the services under the agreement with AWA Limited and does expect this other income to continue in future periods.

     Interest, Net

         Net interest income in fiscal 1996 was $77,000 compared to $520,000 in fiscal 1995. The decrease in fiscal 1996 was mainly due to a decrease in cash and cash equivalents and short-term investments used for the purchase of AWAM assets in February 1996 and increased interest expense associated with notes payable for the purchase of capital equipment and interest expense incurred with the redeemable preference shares issued to AWAM. The net interest income of $520,000 in fiscal 1995 was mainly due to interest earned on the proceeds from the Company's initial public offering in November 1994 as compared to net interest expense of $192,000 in fiscal 1994 due primarily to interest on leases and other long-term obligations.

     Provision (Benefit) for Taxes

     The Company recorded a tax benefit for its fiscal 1996 losses based on available carryback potential. The Company's effective tax rate was 35%, 31% and 35% for fiscal 1996, 1995 and 1994, respectively. The decrease in the effective tax rate in fiscal 1995 was due primarily to the recognition of deferred tax assets previously subject to valuation allowances.

     Financial Condition, Liquidity and Capital Resources

     Since its inception, the Company has financed its operations and investment in property, plant and equipment primarily through the sale of equity securities, debt issuance and technology development and license fees. Total assets increased $9.9 million to a total of $52.5 million at year end. Cash, cash equivalents, and short-term investments decreased $9.8 million; accounts receivable increased $778,000; property and equipment, net increased $14.2 million; and goodwill and other assets increased $2.8 million; current liabilities increased $6.1 million; long-term obligations to a related party increased to $2.8 million; deferred tax liabilities increased $1.7 million; and shareholders equity decreased $876,000.

     The decrease in cash, cash equivalents and short-term investments was primarily due to cash paid for the acquisition of certain assets of Awam of $5.0 million, cash used in operating activities of $502,000 and $7.0 million utilized for the purchase of wafer fabrication equipment at QSA and other capital equipment purchased during fiscal 1996, compared to $2.2 million in fiscal 1995. The proceeds utilized for the purchase of the wafer fabrication equipment was partially offset by the receipt of $3.7 million from notes payable issued to a related party ($2.8 million recorded as long-term debt at September 30, 1996). See Note 3 and 4 of Notes to Consolidated Financial Statements.

     Accounts receivable increased at September 30, 1996 mainly due to a greater portion of net revenues generated in the last month of the fourth quarter as compared to fiscal 1995.

     The increase in other assets was primarily due to the allocation of the purchase price of certain assets of AWAM which included approximately $3.0 million allocated as the value of the assembled workforce, customer base and goodwill. This amount is being amortized over a five year period and approximately $375,000 was included as amortization expense in fiscal 1996.

     Current liabilities increased $6.1 million in fiscal 1996 due primarily to the issuance of $7.0 million in redeemable preference shares of QSA which were issued as partial consideration for the acquisition of AWAM assets. In December 1996 the Company negotiated revised payment terms which would defer payment of approximately $4.0 million due for the redemption of the redeemable preference shares until January 1998. The increase in deferred tax liabilities resulted from the acquisition of certain assets of Awam due to the difference in tax and financial accounting treatment of certain assets of AWAM.

     In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5 million, of QSA. The Company received $3 million of the total financing, by December 1996, and anticipates receiving the remaining balance no later than February 28, 1997. The Company intends to use the proceeds for payment on the debt incurred in connection with the acquisition of certain assets of Awam, general corporate purposes and working capital. See Note 10 of Notes to Consolidated Financial Statements.

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

     Employees

     The number of Company employees grew 44% during fiscal 1996 mainly due to the acquisition of QSA. The Company had 197 employees at the end of fiscal 1996 as compared to 137 at the end of the prior fiscal year.

     Impact on Currency and Inflation

     The Company makes yen-denominated purchases of wafers from Japanese suppliers. In fiscal year 1995 this resulted in material unfavorable foreign exchange transactions included in cost of product revenues. The Company entered into forward exchange contracts beginning in the fourth quarter of fiscal 1995 primarily to hedge against the short-term impact of foreign currency fluctuations on purchases denominated in yen. The maturities of forward exchange contracts are short-term in nature. Notwithstanding these precautions however, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates of when foreign currency purchase transactions are recorded and the dates cash payments are made in foreign currencies. Inflation has not had a significant impact on the Company.

     Additional Factors That May Affect Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i) competition, such as competitive pressures on average selling prices of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition on non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) the Company operates a wafer fabrication facility which involves significant risks typically inherent in any manufacturing endeavor, as well as additional risks associated with production yields, technical difficulties with process control, expenses associated with responding to increases in environmental polution regulation or disposal of environmentally hazardous waste and events limiting production, such as fires or other damage; (vi) expenses that may be incurred in obtaining, enforcing and defending claims with respect to intellectual property rights;
(vii) sales and marketing, such as loss of significant distributor, concentration of customers, and volume discounts that may be granted to significant customers; (viii) customer demand, such as market acceptance of products, the timing, cancellation or delay of customer orders and general economic conditions in the semiconductor and electronic systems industries, as well as other factors, such as risks associated with doing business abroad, retention of key personnel and management of growth and volatility in the Company's revenues and stock price.

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

     Cautionary Statement Concerning Forward Looking Statements

     This report contains certain forward-looking statements that are subject to risks and uncertainties. For such statements the Company claims the protection of the safe harbor for forward looking statements contained in the Rule 3b-6 under the Securities Exchange Act of 1934, Securities Act Release No. 6084 (June 25, 1979) and the Private Securities Litigation Reform Act of 1995. The following important factors, in addition to those discussed elsewhere in the report, could cause the results to differ materially from those expressed in such forward looking statements. The Company's products are in various stages of their product life cycles. The Company's success is highly dependent upon its ability to develop new products, to introduce them to the marketplace ahead of the competition, and to have them selected for design into products of leading systems manufacturers. These factors have become increasingly important to the Company's results of operations because the rate of change in the dynamic markets served by the Company continues to accelerate. Since product life cycles are continually becoming shorter, revenue may be affected quickly if new product introductions are delayed. Since the gross margins of semiconductor products typically decline as competitive products are introduced, both revenue and profitability are impacted by the Company's success in introducing new products quickly. Also, the Company must deliver product to customers according to customer schedules. If delays occur, then revenue and gross margins for current and follow-on products may be affected as customers may shift to competitors to meet their requirements. There can be no assurance that the Company will continue to compete successfully because of these factors.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated financial Statements
                                                                  Page

Financial Statements:

Consolidated Balance Sheets as of September 30, 1996               28
     and September 30, 1995

Consolidated Statements of Operations for Fiscal Years             29
     Ended September 30, 1996, September 30, 1995, and September 30, 1994

Consolidated Statements of Cash Flows for Fiscal Years             30
     Ended September 30, 1996, September 30, 1995, and September 30, 1994

Consolidated Statements of Shareholders' Equity                    31
     for Fiscal Years Ended

Notes to Consolidated Financial Statements                         32

Report of Independent Accountants                                  44

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                  September 30,
--------------------------------------------------------------------------------
                                                        1996              1995
--------------------------------------------------------------------------------
Assets - Current Assets:
--------------------------------------------------------------------------------
  Cash and cash equivalents                            $4,930            $7,637
  Short-term investments                                2,403             9,480
  Accounts receivable, net of allowances of $173
    and $123 at September 30, 1996 and 1995             5,940             5,851
--------------------------------------------------------------------------------
  Accounts receivable from related parties                689                --
  Other receivables                                       719               996
--------------------------------------------------------------------------------
  Inventories                                          13,984            12,610
--------------------------------------------------------------------------------
  Prepaid expenses                                        532               466
  Deferred tax assets                                   2,239             1,609
================================================================================
  Total current assets                                 31,436            38,649
--------------------------------------------------------------------------------
Property and equipment, net                            18,079             3,886
Goodwill and other assets                               3,006               244
  Total assets                                        $52,521           $42,779
================================================================================
Liabilities and Shareholders' Equity - Current liabilities:
--------------------------------------------------------------------------------
  Accounts payable                                     $2,749            $2,892
  Accounts payable to related parties                     747             2,011
  Accrued compensation                                  1,212             1,167
  Other accrued liabilities                             1,039               424
  Income taxes payable                                  1,707             2,070
  Deferred rent                                           201               303
  Deferred income on shipments to distributors          2,018             1,898
  Capital lease obligations due within one year            --               194
  Long-term obligations to related party due              667               311
    within one year
  Redeemable preference shares of subsidiary            6,993                --
Total current liabilities                              17,333            11,270
--------------------------------------------------------------------------------
Capital lease obligations                                  --                 5
--------------------------------------------------------------------------------
Long-term obligations to related party                  2,840                 --
Deferred tax liabilities                                2,003               283
Commitments and Contingencies - Shareholders' equity:
--------------------------------------------------------------------------------
Preferred stock, $.001 par value: Authorized--1,000,000;
Issued and outstanding--none                              --                 --
--------------------------------------------------------------------------------
Common stock, $.001 par value: Authorized--25,500,000;
  Issued and outstanding--5,536,000 and 5,475,000           5                 5
--------------------------------------------------------------------------------
  Additional paid in capital                           28,348            28,386
  Retained earnings                                     2,412             3,478
  Deferred compensation                                 (420)             (648)
================================================================================
Total shareholders' equity                             30,345            31,221
================================================================================
Total liabilities and shareholders' equity            $52,521           $42,779
================================================================================
See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                            Years Ended September 30,
--------------------------------------------------------------------------------
                                                  1996         1995         1994
Revenues:
  Net product revenues                         $44,688      $46,189      $36,247
--------------------------------------------------------------------------------
  Technology development and license revenues
     from related parties                           --           --          719
================================================================================
Total revenues                                  44,688       46,189       36,966
--------------------------------------------------------------------------------
Cost of revenues:
--------------------------------------------------------------------------------
  Cost of product revenues                      30,226       23,524       18,192
  Cost of technology development                    --           --           40
     license revenues
================================================================================
Total cost of revenues                          30,226       23,524       18,232
--------------------------------------------------------------------------------
  Gross margin                                  14,462       22,665       18,734
Operating expenses:
--------------------------------------------------------------------------------
  Research and development                       6,982        6,326        4,722
  Sales and marketing                            6,986        6,808        6,096
  General and administrative                     4,024        3,145        2,727
================================================================================
Total operating expenses                        17,992       16,279       13,545
--------------------------------------------------------------------------------
Operating income (loss)                        (3,530)        6,386        5,189
Other income  1,438                                --           --            --
--------------------------------------------------------------------------------
Interest income                                    510          678          126
Interest expense                                 (433)        (158)        (318)
Income (loss) before provision (benefit)       (2,015)        6,906        4,997
  for taxes
Provision (benefit) for taxes                    (705)        2,140        1,754
================================================================================
Net income (loss)                             $(1,310)       $4,766       $3,243
================================================================================
Net income (loss) per share                    $(0.24)      $  0.84      $  0.79
Shares used in computing per share amounts       5,524        5,649        4,104
================================================================================
See accompanying notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                            Years Ended September 30,
                                                                              1996           1995         1994
-------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income (loss)                                                         $(1,310)         $4,766       $3,243
-------------------------------------------------------------------------------------------------------------------
Adjustments to  reconcile  net income  (loss) to net cash  provided by (used in)
       operating activities:
       Depreciation and amortization                                         3,977          2,305        1,558
-------------------------------------------------------------------------------------------------------------------
       Deferred income taxes, net                                          (1,021)          (676)        (650)
-------------------------------------------------------------------------------------------------------------------
       Deferred compensation amortization                                      228            228          109
-------------------------------------------------------------------------------------------------------------------
       Changes in operating assets and liabilities:
            Accounts and related parties receivable, net                     (778)        (2,096)        (582)
-------------------------------------------------------------------------------------------------------------------
            Other receivables                                                  277          (939)         (12)
-------------------------------------------------------------------------------------------------------------------
            Inventories                                                      (510)        (3,973)      (3,212)
            Prepaid expenses                                                  (66)            345        (590)
-------------------------------------------------------------------------------------------------------------------
            Accounts payable including related parties                     (1,407)          1,008          942
-------------------------------------------------------------------------------------------------------------------
            Income taxes payable                                             (282)          1,006          920
            Accrued compensation                                             (536)           (71)          372
            Other accrued liabilities and deferred rent                        806          (138)        (366)
-------------------------------------------------------------------------------------------------------------------
            Deferred income on shipments to distributors                       120             39        (197)
===================================================================================================================
            Total adjustments                                                  808        (2,962)      (1,708)
===================================================================================================================
Net cash provided by (used in) operating activities                          (502)          1,804        1,535
-------------------------------------------------------------------------------------------------------------------
Investing Activities
Purchase of certain assets of Awam                                         (5,005)             --           --
-------------------------------------------------------------------------------------------------------------------
Capital expenditures                                                       (6,964)        (2,161)      (1,272)
Purchase of short-term investments                                         (5,935)      (109,744)           --
Sales and maturities of short-term investments                             13,012        100,264           --
-------------------------------------------------------------------------------------------------------------------
Deposits and other assets                                                    (126)             50          353
===================================================================================================================
Net cash used in investing activities                                      (5,018)       (11,591)        (919)
-------------------------------------------------------------------------------------------------------------------
Financing Activities
Principal payments on capital lease obligations                              (199)          (276)        (276)
-------------------------------------------------------------------------------------------------------------------
Principal payments on long-term debt                                         (472)        (1,148)      (1,010)
-------------------------------------------------------------------------------------------------------------------
Proceeds from notes payable to related party                                 3,668             --           --
Net proceeds from issuance of common stock                                     635         14,328           40
-------------------------------------------------------------------------------------------------------------------
Repurchase of common stock                                                   (819)             --           --
-------------------------------------------------------------------------------------------------------------------
Proceeds from reduction in notes receivable from shareholders                   --             11            1
===================================================================================================================
Net cash provided by (used in) financing activities                          2,813         12,915      (1,245)
===================================================================================================================
Net increase (decrease) in cash and cash equivalents                       (2,707)          3,128        (629)
-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period                             7,637          4,509        5,138
===================================================================================================================
Cash and cash equivalents at end of period                                  $4,930         $7,637       $4,509
===================================================================================================================
Supplemental  Disclosures of Cash Flow  Information Cash paid during this period for:
-------------------------------------------------------------------------------------------------------------------
       Interest                                                               $107           $195         $302
-------------------------------------------------------------------------------------------------------------------
       Taxes                                                                  $724         $1,442       $1,438
-------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures of Noncash Investin and Financing Activities Redeemable
preference shares of a subsidiary issued as partial consideration for QSA
-------------------------------------------------------------------------------------------------------------------
                                                                            $6,300             --           --
-------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                          Notes
                                        Convertible                    Additional Retained              Receivable   Total
                                      Preferred Stock   Common Stock     Paid in  Earnings  Deferred      From   Shareholder
                                     Shares     Amount  Shares Amount    Capital  (Deficit)Compensation Shareholders Equity
===========================================================================================================================
Balance at September 30, 1993         2,176       $2    1,267      $1   $13,168   $(4,531)    $(133)      $(12)      $8,495
===========================================================================================================================
     Sale of common stock for cash       --       --       48       1        39         --        --         --          40
---------------------------------------------------------------------------------------------------------------------------
     Repayment of notes receivable       --       --       --      --        --         --        --          1           1
---------------------------------------------------------------------------------------------------------------------------
     Deferred compensation related
          to stock options               --       --       --      --       852         --     (852)         --        --
---------------------------------------------------------------------------------------------------------------------------
     Amortization of deferred
          compensation                   --       --       --      --        --         --       109        ---         109
---------------------------------------------------------------------------------------------------------------------------
     Net Income                          --       --       --      --        --      3,243        --         --       3,243
===========================================================================================================================
Balance at September 30, 1994         2,176        2    1,315       2    14,059    (1,288)     (876)       (11)      11,888
===========================================================================================================================
     Conversion of preferred stock
           to common stock          (2,176)      (2)    2,176       2        --         --        --         --          --
---------------------------------------------------------------------------------------------------------------------------
     Sale of common stock for cash       --       --    1,984       1    14,327         --        --         --     14,328
---------------------------------------------------------------------------------------------------------------------------
     Repayment of notes receivable       --       --       --      --        --         --        --         11          11
---------------------------------------------------------------------------------------------------------------------------
     Amortization of deferred
           compensation                  --       --       --      --        --         --       228         --         228
---------------------------------------------------------------------------------------------------------------------------
     Net income                          --       --       --      --        --      4,766        --         --       4,766
===========================================================================================================================
Balance at September 30, 1995            --       --    5,475       5    28,386      3,478     (648)         --      31,221
===========================================================================================================================
     Sale of common stock for cash       --       --      196       1       634         --        --         --         635
---------------------------------------------------------------------------------------------------------------------------
     Tax benefit from stock option
          exercises                      --       --       --      --        81         --        --         --          81
---------------------------------------------------------------------------------------------------------------------------
     Repurchase of common stock          --       --    (135)     (1)     (818)         --        --         --       (819)
---------------------------------------------------------------------------------------------------------------------------
     Insurance of warrants               --       --       --      --        65         --        --         --          65
     Amortization of deferred
         compensation                    --       --       --      --        --         --       228         --         228
---------------------------------------------------------------------------------------------------------------------------
     Translation adjustment              --       --       --      --        --        244        --         --         244
---------------------------------------------------------------------------------------------------------------------------
     Net loss                            --       --       --      --        --    (1,310)        --         --     (1,310)
===========================================================================================================================
Balance at September 30, 1996            --       $--   5,536      $5   $28,348     $2,412    $(420)         --     $30,345
===========================================================================================================================

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Organization and Summary of Significant Accounting Policies

     Quality Semiconductor, Inc. (the Company), a California corporation, is engaged in designing and marketing high performance CMOS logic memory integrated circuit products. The company targets systems manufacturers principally in networking, personal computers and workstations, and telecommunications markets.

     The Company's operating results are subject to a variety of risks characteristic of the semiconductor industry, including booking and shipment uncertainties, wafer yield fluctuations, and price erosion, as well as general economic conditions.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Quality Semiconductor Australia, Pty., Ltd. ("QSA") All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company's fiscal year ends on the last Sunday in September. Fiscal years 1996, 1995, and 1994 ended on September 29, 24, and 25, respectively. The Company's fiscal quarters end on the last Sunday of each calendar quarter. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

     The Company uses the local currency as its functional currency for QSA. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars are included in shareholders' equity.

     Impact of Recently Issued Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted FAS 121 in 1996 and the implications did not have a material impact on the Company's financial condition or results of operations.

     In October 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 will be effective for fiscal years beginning after December 15, 1995, and will require that the Company either recognize in its financial statements costs related to its employee stock-based compensation plans, such as stock option and stock purchase plans, or make pro forma disclosures of such costs in a footnote to the financial statements.

     The Company expects to continue to use the intrinsic value method of Accounting Principles Board Opinion No. 25, as allowed under SFAS No. 123, to account for all of its employee stock-based compensation plans. Therefore, in its consolidated financial statements for fiscal 1997, the Company will make the required pro forma disclosures in a footnote. SFAS No. 123 is not expected to have a material effect on the Company's results of operations or financial position.

     Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from estimates.

     Cash Equivalents and Short-Term Investments

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

     All short-term investments, by contractual maturity, mature in less than one year. The fair value of available-for-sales short-term investments held at September 30, 1996 and 1995 are summarized as follows (in thousands):

                              Estimated Fair Values
--------------------------------------------------------------------------------
                                                        1996               1995
--------------------------------------------------------------------------------
 Money Market                                         $   43            $    58
--------------------------------------------------------------------------------
 Commercial paper                                      2,437              3,510
--------------------------------------------------------------------------------
 State and municipal obligations                       3,430             10,416
--------------------------------------------------------------------------------
                                                      $5,910            $13,984
================================================================================

--------------------------------------------------------------------------------
 Amounts included in cash and cash equivalents        $3,476            $ 4,258
--------------------------------------------------------------------------------
 Amounts included in short-term investments            2,403              9,480
 Amounts included in other (interest)                     31                246
--------------------------------------------------------------------------------
                                                      $5,910            $13,984
================================================================================

     Both gross unrealized gains and losses as of September 30, 1996 and 1995 and realized gains and losses on sales of securities for the year ended September 30, 1996 and 1995 were immaterial. At September 30, 1996 and 1995, fair market value approximates amortized cost. Maturities and proceeds from sales of short-term investment securities were approximately $13 and $100 million, respectively, during the years ended September 30, 1996 and 1995.

     Revenue Recognition and Deferred Revenue

     Revenue from product sales to customers other than sales to distributors are recorded when products are shipped. Sales made to distributors, under agreements allowing price protection and right of return on merchandise unsold by the distributors, are deferred until the merchandise is sold by the distributors.

     During 1994 the Company had agreements under which it receives fees for certain rights to technology and products currently under development. Revenues associated with these technology development and license agreements are recognized using the percentage-of-completion method.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets` estimated useful lives of two to ten years. Capitalized leases and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the lease.

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

     The Company's inventory valuation process is done on a part-by-part basis. Lower of cost to market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and takes into consideration reductions of sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. During the third quarter of fiscal 1996 the Company wrote down $2.8 million of inventory.

     The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts and such difference may have a material effect on actual results of operations.

     Given the volatility of the market for the Company's products, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecast demand. However, such backlog demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitability differ from such backlog and forecast demand, and such differences may be material to the financial statements. Excess inventory increases the risk of obsolescence, is a non-productive use of capital resources, increases inventory handling costs, and delays realization of the price and performance benefits associated with more advanced manufacturing processes.

     Other Income

     Other income of $1.4 million in fiscal 1996 was earned as a result of engineering and marketing services provided by the Company pursuant to an agreement with AWA Limited. The Company has completed the services under the agreement of AWA Limited and does not expect this other income to continue in the future.

     Concentration of Risk

     The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper or readily marketable debt securities. The Company places its investments with high-quality financial institutions and limits the credit exposure to any one financial institution or instrument. To date, the Company has not experienced losses on these investments. The Company primarily sells its products to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers' financial positions and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations. The Company has an exposure to nonperformance by a counterparty on the foreign exchange contracts used in hedging activities. This counterparty is a large international financial institution and to date, it has not failed to meet its financial obligations to the Company. The Company does not believe there is a significant risk of non-performance by this counterparty because the Company periodically monitors its position and the credit ratings of the counterparty. The Company continuously evaluates the need for hedging fluctuations in foreign currencies.

         The Company operates a wafer fabrication facility which involves significant risks inherent in any manufacturing endeavor, including production yields, technical difficulties with process control, and events limiting production, such as fires or other damage.

         Sales and marketing risks include such factors as the loss of a significant distributor, concentration of customers, and volume discounts that may be granted to significant customers.

     Foreign Exchange Contracts

     The Company makes yen-denominated purchases of wafers from Japanese suppliers. In fiscal year 1995 this resulted in material unfavorable foreign exchange transactions included in cost of product revenues. The Company enters into forward exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations on purchases denominated in yen. The maturities of forward exchange contracts are short-term in nature. Notwithstanding, these precautions, however, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates of when foreign currency purchase transactions are recorded and the dates cash payments are made in foreign currencies. At September 30, 1996, commitments under such contracts to purchase yen maturing through November 1996 were outstanding in the aggregate amount of approximately $630,000. In the aggregate, the fair value of such foreign currency exchange forward contracts approximated costs. These contracts are accounted for as hedges of firm wafer purchase commitments. The Company does not hedge for speculative purposes.

     Advertising and Promotion Costs

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $511,000, $481,000, and $464,000 in fiscal 1996, 1995, and 1994, respectively.

     Net Income (loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Shares used in computing net loss per share for 1996 excludes common equivalent shares because the effect of their inclusion would be anti-dilutive. Fully diluted shares have not been presented as part of the consolidated financial statements because the difference is insignificant. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the November, 1994 initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method until shares are issued) have been included in the calculation of common and equivalent shares outstanding for all periods prior to the initial public offering.

2.   Balance Sheet Components

                                  September 30,
                                    1996 1995
--------------------------------------------------------------------------------
                                 (In thousands)
Inventories:
--------------------------------------------------------------------------------
  Raw materials                                       $7,142            $4,259
--------------------------------------------------------------------------------
  Work-in-process                                      2,578             4,027
--------------------------------------------------------------------------------
  Finished goods                                       4,265             4,324
--------------------------------------------------------------------------------
                                                     $13,984           $12,610
================================================================================
Property and Equipment:
--------------------------------------------------------------------------------
  Equipment and software                             $27,046           $11,139
--------------------------------------------------------------------------------
  Furniture and fixtures                                 729               363
--------------------------------------------------------------------------------
  Leasehold improvement                                1,717               195
                                                      29,492            11,697
Less accumulated depreciation and amortization        11,413             7,811
--------------------------------------------------------------------------------
                                                     $18,079            $3,886
================================================================================

3.   Purchase of Business

     On  February  16,  1996  the  Company   acquired   certain  assets  of  AWA
MicroElectronics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited, based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. ("QSA"), included a fully operational wafer foundry business and product design center. The acquisition was accounted for using the purchase method.

     The net purchase price of the AWAM facility was $11.8 million, consisting of $5.0 million cash, $6.3 million present value of redeemable preference shares of QSA, fair value of warrants of $65,000, and acquisition costs of approximately $400,000. The allocation of the purchase price, based upon independent valuation consisted of $8.8 million of net tangible assets and $3.0 million of assembled workforce, customer base, and goodwill which are being amortized over five years. As of September 30, 1996, the Company had incurred approximately $375,000 of amortization expense. AWA Limited was issued 1,000 redeemable preference shares at an issue price of $1,125 per share. The shares may be put by AWA Limited back to QSA beginning July, 1997 pursuant to the terms of a put option deed dated January 12, 1996. These redeemable preference shares have been categorized as debt on the balance sheet discounted to the present value. Between July 1997 and July 1999, the Company will make the final payment of a minimum of approximately $7.0 million up to a maximum of approximately $7.8 million. QSA's results of operations have been included in the consolidated results of operations since the date of acquisition.

     The following summarized, unaudited pro forma information, assumed the acquisition occurred as of the beginning of fiscal 1995 (in thousands except per share amounts). The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what operating results would have been if the acquisition had actually taken place at the beginning of 1995 or of future operating results.

                            Year Ended September 30,
--------------------------------------------------------------------------------
                                                      1996            1995
--------------------------------------------------------------------------------
Net revenues                                       $47, 631         $54,321
--------------------------------------------------------------------------------
Net income (loss)                                   (2,378)           1,418
--------------------------------------------------------------------------------
Net income (loss) per share                         $(0.43)           $0.25
================================================================================

4.   Long-Term Obligations to Related Party

     On March 28, 1996, the Company entered into an agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance approximately $8.0 million of wafer fabrication equipment for installation at QSA. The agreement expires March 31, 2001 and the borrowings bear interest at a rate of 8.5%. As of September 30, 1996, there were borrowings of $3.7 million against this agreement, of which $3.5 million was outstanding.


     Future minimum payments on long-term obligations to Kanematsu USA Inc. are as follows:


                               September 30, 1996
--------------------------------------------------------------------------------
                                 (In thousands)

         1997                                                 $667
         1998                                                  726
         1999                                                  791
         2000                                                  862
         2001                                                  461


5.   Commitments and Contingencies

     Commitments

     The Company leases its manufacturing and office facilities and certain equipment under noncancelable operating leases expiring through 2010. The Company is generally responsible for taxes, insurance and utilities under these leases. The Company's office facilities lease contains scheduled rent increases over the term of the lease. Rental expense is charged to operations on a straight-line basis over the lease term. The office facilities lease is secured by a deposit of $47,500 included in deposits and other assets.


     Future minimum lease payments under noncancelable operating leases are as follows:

                               September 30, 1996
--------------------------------------------------------------------------------
                                 (In thousands)

         1997                                                   $1,174
         1998                                                      730
         1999                                                      428
         2000                                                      438
         2001                                                      438
         Thereafter                                              3,946


     Total rent expense for fiscal 1996, 1995, and 1994 was approximately $952,000, $756,000, and $580,000, respectively.

     In March 1996 the Company entered into a $5.0 million new unsecured line of credit which expires February 28, 1997. The borrowings under this line are limited to eligible accounts receivable, as defined in this agreement. Borrowings bear interest, at the Company's option, at the bank's prime rate (8.25% at September 30, 1996) plus 0.75% or the three month Liborate (5.58% at September 30, 1996) plus 1.75%. The loan agreement requires the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth and requires the bank's consent for the payment of cash dividends. The amount of common stock repurchases is limited to $1.3 million under this agreement. As of September 30, 1996, the Company did not meet all of the covenants under the loan agreement, but has received a waiver from the bank. There were no borrowings outstanding under this line as of September 30, 1996.

     Contingencies

     The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnifications against such alleged infringements. The Company is unable to determine at this time the extent to which these maters will be pursued by claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flow.

6.   Shareholders' Equity

     Warrants

     As partial consideration for the purchase of QSA the Company issued 50,000 warrants with an exercise price of $13.00 per share, valued at $65,000, which expire in February 1999. At September 30, 1996 warrants were outstanding to purchase approximately 13,000 shares of common stock at $9.00 per share. The warrants are currently exercisable, subject to certain antidilution provisions and expire in October, 1996.

     Preferred Stock

     The Board of Directors has the authority, without any further vote or action by the shareholders, to provide for the issuance of 1,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions conversion rights and voting rights, all without the approval of the holders of common stock.

     Stock Option Plan

     The Company's 1989 and 1995 Stock Option Plans (the plans) provide for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 120% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors. The options generally vest at a rate of 25% one year after the date of the grant and 12.5% every six months or monthly thereafter. The vesting and exercise provisions of the option grants are determined by the Board of Directors.

     The following is a summary of option activity (in thousands, except per share amounts):

                                         Options Outstanding
--------------------------------------------------------------------------------
                              Available                Aggregate      Price Per
                              for grant     Shares   Exercise Price     Share
--------------------------------------------------------------------------------
Balance at September 30, 1993   291          603       $1,025        $0.15-$2.97
--------------------------------------------------------------------------------
  Authorized                    200           --           --            --
--------------------------------------------------------------------------------
  Granted                     (333)          333        1,047        $2.70-$8.50
  Exercised                      --         (48)         (40)        $0.15-$2.70
  Canceled                      138        (138)        (472)        $0.75-$8.50
Balance at September 30, 1994   296          750        1,560        $0.15-$2.97
  Authorized                    200           --           --            --
  Granted                     (471)          471        4,804       $2.70-$15.00
  Exercised                      --        (213)        (338)        $0.45-$7.20
  Canceled                       80         (80)        (246)        $0.75-$7.20
Balance at September 30, 1995   105          928        5,780       $0.75-$15.00
  Authorized                    410           --           --            --
  Granted                   (1,347)        1,347        7,068        $4.25-$8.00
  Exercised                      --        (116)        (243)        $0.75-$8.00
  Canceled                      920        (920)      (7,907)       $0.75-$15.00
--------------------------------------------------------------------------------
 Balance at September 30, 1996   88        1,239       $4,698        $1.20-$7.92
================================================================================

     Options  to  purchase   approximately   321,000  and  233,000  shares  were
exercisable at September 30, 1996 and 1995, respectively.

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

     January 1994, the shareholders approved the adoption of the 1993 Employee Stock Purchase Plan (the "1993 Purchase Plan") covering 200,000 shares of common stock for issuance under the plan and adoption of the 1993 Directors' Stock Option Plan ( the "Directors" Plan) covering 100,000 shares of common stock issuance under the plan. Under the 1993 Purchase Plan, employees may be granted the opportunity to purchase common stock at 85% of market value on the first or last day of the offering period (as defined by the plan), whichever is lower. The Directors' Plan provides for the issuance of stock options to directors of the Company. There were 79,770 and 43,365 shares issued under the 1993 Purchase Plan in 1996 and 1995, respectively and 76,865 remained available for issuance as of September 30, 1996. The Company has granted 47,500 options at exercise prices of $8.00 to $9.00 under the Directors' Plan and no options were exercised as of September 30, 1996.

     In February 1996, the Board of Directors approved a plan for the Company to repurchase up to 200,000 shares of its outstanding common stock in the open market from time to time limited to the total purchase price of $1.3 million per the loan agreement. The repurchased shares are to provide additional shares to the existing 1995 Stock Option Plan. During fiscal 1996, the Company repurchased 135,000 shares at an average price of $6.07. In October 1996, the Company repurchased an additional 7,500 shares at an average price of $6.42.

     In October 1995 and July 1996, the Company offered all optionees holding outstanding options the opportunity to exchange such options for similar options with exercise prices equal to the then fair market value. Under the

October 1995 offer, options to purchase 180,700 shares with exercise prices exceeding $8.00 per share were exchanged for nonstatutory options exercisable at $8.00 per share. Officers of the Company were excluded from the October 1995 exchange. Under the July 1996 offer, options to purchase 564,375 shares with exercise prices exceeding $4.25 per share were exchanged for similar options exercisable at $4.25 per share. Except for officers, each option retained the original option's four-year vesting period. The 196,500 options exchanged by officers have vesting beginning with the new grant date. The effect of these exchanges has been included in the table in 1996 activity for options granted and cancelled.

     Common stock was reserved for issuance as follows (in thousands of shares):

                                  September 30,
--------------------------------------------------------------------------------
                                                         1996              1995
--------------------------------------------------------------------------------
         1989 and 1995 Stock Option Plans               1,327             1,033
--------------------------------------------------------------------------------
         1993 Purchase Plan and Directors` Plan           177               217
--------------------------------------------------------------------------------
         Warrants                                          63                13
--------------------------------------------------------------------------------
         Total                                          1,567             1,263
================================================================================

7.   Provision (Benefit) for Taxes

The provision (benefit) for income taxes consists of the following:

                                  September 30,
--------------------------------------------------------------------------------
                                              1996          1995            1994
--------------------------------------------------------------------------------
                                 (In thousands)
Federal:    Current                        $  282         $2,352          $2,058
--------------------------------------------------------------------------------
            Deferred                        (700)          (522)           (650)
--------------------------------------------------------------------------------
                                            (418)          1,830           1,408
State:      Current                         (122)            464             306
            Deferred                        (112)          (154)              --
                                            (234)            310             306
Foreign:    Current                           267             --              40
            Deferred                        (320)             --              --
                                             (53)             --              40
--------------------------------------------------------------------------------
Total                                      $(705)         $2,140          $1,754
================================================================================

     A reconciliation of the income tax provision (benefit) at the federal statutory rate (35%) to the income tax provision (benefit) at the effective tax rate is as follows:
                                  September 30,
--------------------------------------------------------------------------------
                                               1996          1995           1994
--------------------------------------------------------------------------------
                                 (In thousands)

Income tax computed at the federal            $(705)        $2,417        $1,749
--------------------------------------------------------------------------------
State taxes (net of federal effect)            (152)           201           202
--------------------------------------------------------------------------------
Research and development credits                (53)            --            --
Goodwill amortization                            101            --            --
Non-deductible interest                          145            --            --
Foreign withholding tax                           --            --            40
Tax exempt interest                            (140)            --            --
--------------------------------------------------------------------------------
Variation of temporary differences                --         (641)         (234)
--------------------------------------------------------------------------------
Other individually immaterial items               99           163           (3)
--------------------------------------------------------------------------------
                                              $(705)        $2,140        $1,754
================================================================================

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1996 and 1995 are as follows:

                                  September 30,
--------------------------------------------------------------------------------
                                                        1996              1995
--------------------------------------------------------------------------------
                                 (In thousands)
 Deferred tax assets:
    Vacation accrual                                    $  82             $ 106
--------------------------------------------------------------------------------
    State taxes                                            --               130
--------------------------------------------------------------------------------
    Inventory reserve                                     962               704
    Distributor reserve                                   798               441
    Capitalized research and development costs             61                81
    Other individually immaterial items                   336               147
Total deferred tax assets                               2,239             1,609
Valuation allowance                                        --                --
--------------------------------------------------------------------------------
Net deferred tax assets                                $2,239            $1,609
================================================================================
Deferred tax liabilities:
   Fixed and intangible assets with no tax basis       $(1,902)           $  --
   Depreciation                                           (101)            (283)
--------------------------------------------------------------------------------
Total deferred tax liabilities                         $(2,003)           $(283)
================================================================================


     The components of the Company's income (loss) before provision (benefit) for taxes are as follows:

                          Year ended September 30, 1996
--------------------------------------------------------------------------------
         Domestic                                             $(1,453)
--------------------------------------------------------------------------------
         Foreign                                                 (562)
--------------------------------------------------------------------------------

         Total                                                $(2,015)
================================================================================

8.   Related Party Transactions

     Under agreements with two preferred shareholders, the Company recognized technology development and license revenues of approximately $292,000 in fiscal 1994. In addition, royalty payments may be received for future sales of products by the licensees, and the licensees are required to provide certain products to the Company at a reduced cost. The Company accounts for the difference between its cost for products and the current market value of the products as technology development and license revenues, which totaled approximately $427,000 in fiscal 1994. In addition, the Company purchased approximately $6,800,000, $10,372,000, and $8,284,000 of raw products manufactured at the shareholders' factories in fiscal 1996, 1995, and 1994, respectively.

     A shareholder acts as an intermediary in the purchase of products from the factories discussed above. The Company pays a commission for the service and in return receives extended payment terms, foreign exchange services, and inventory handling services. The Company paid commissions of approximately $278,000, $469,000, and $389,000 in fiscal 1996, 1995, and 1994, respectively. The Company has a payable to the shareholder of approximately $220,000, $2,011,000, and $2,694,000 at September 30, 1996, 1995 and 1994, respectively, for commissions and inventory purchases. In another arrangement, the Company paid fees to a subsidiary of the preferred shareholder for services rendered in securing license agreements and other consulting totaling approximately $13,000 in fiscal 1994. The Company also had product shipments of approximately $4,898,000, $3,377,000, and $2,171,000 to another subsidiary of the shareholder during the years ended September 30, 1996, 1995, and 1994, respectively.

     The Company purchased photo masks amounting to approximately $257,000 and $301,000 in fiscal 1995 and 1994, respectively, from a shareholder. During fiscal 1996, 1995, and 1994, the Company purchased approximately $51,000, $82,000, and $94,000, respectively, of computer equipment from a company owned by affiliates of an executive officer of the Company.

9.   Industry and Geographic Information

     The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company's geographic sales as a percent of net product revenues are as follows:

                            Years Ended September 30,
--------------------------------------------------------------------------------
                                          1996            1995            1994
--------------------------------------------------------------------------------
                                 (In thousands)
         United States                  $25,627          $32,794        $28,635
         Australia                        1,883               --             --
--------------------------------------------------------------------------------
                                        $27,510          $32,794        $28,635
         Export:
                  Far East               15,073            9,700          4,712
--------------------------------------------------------------------------------
                  Europe                  2,105            3,695          2,900
--------------------------------------------------------------------------------
                                        $44,688          $46,189        $36,247
================================================================================

     The following table summarizes the Company's operations in different geographic areas for the year end September 30, 1996:

                                         United
                                         States      Australia     Consolidated

Sales to unaffiliated customers         $40,814         $3,874          $44,688
--------------------------------------------------------------------------------
Loss from operations                    (1,813)        (1,717)          (3,530)
--------------------------------------------------------------------------------
Other income net                            360          1,155            1,515
--------------------------------------------------------------------------------
Loss before benefit for taxes          $(1,453)         $(562)         $(2,015)
--------------------------------------------------------------------------------
Identifiable assets                     $35,279        $17,242          $57,521
--------------------------------------------------------------------------------

     One customer accounted for 19%, 16% and 21% of total revenues in fiscal 1996, 1995 and 1994, respectively. In fiscal year 1996 two additional customers accounted for 11% and 10% of total product revenues.

10.  Subsequent Events

     In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5.0 million, of QSA. The notes are convertible at the option of the investors or the Company into either 732,931 shares of the Company's common stock or 732,931 shares of non-voting Series B Preference shares of QSA. The Company has received $3 million of the total financing by December 1996, and plans to complete the balance of the funding no later than February 28, 1997.

     In December 1996 the Company negotiated revised payment terms on the balance due to AWA Limited as a result of the acquisition of the wafer fabrication facility from AWA MicroElectronics Pty. Ltd. The revised payment at the option of the Company is either $3.0 million by January 31, 1997 and the balance of $4.0 million by January 31, 1998 or $3.0 million by July 31, 1997 and the balance of $4.0 million by January 31, 1998. If the latter payment option is elected then the $4.0 million balance will bear interest at 10% from July 1, 1997.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     The Board of Directors and Shareholders
     Quality Semiconductor, Inc.

     We have audited the  accompanying  consolidated  balance  sheets of Quality
Semiconductor, Inc. as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Semiconductor, Inc. at September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             ERNST & YOUNG LLP


San Jose, California October 18, 1996, except as to Note 10, as to which the data is December 12, 1996

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III


Item 10. Directors, Officers and Other Registrants' of the Registrant

         The information concerning the registrant's executive officers is included under the caption "Officers and Directors of the Registrant" following
Part I, Item 1 of this report.

Item 11. Executive Compensation

         The information required for this item is incorporated by reference to the Executive Compensation Section of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required for this item is incorporated by reference to the Security Ownership of Principal Shareholders and Management Section of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1996.

Item 13. Certain Relationships and Related Transactions

     The information required for this item is incorporated by reference to Certain Relationships and Related Transactions Section of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1996.

                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports of Form 8K

          (a) The following documents are filed as part of this Report:

               1.   Consolidated Financial Statements
               2.   Financial Statement Schedules
                           Schedule II - Valuation and Qualifying Accounts

                                                                     SequentiaL
Exhibit  Exhibit Document Description                                   Page
Number                                                                 Number


3.1      Restated Articles of Incorporation of the Company.                  *

3.2      Form of Amended and Restated Articles of Incorporation              *
         of the Company.

3.3      Bylaws of the Company.                                              *

3.4      Certificate of Amendment of the Bylaws of the Company               *

4.1      Subscription Agreement dated January 12, 1996 between              **
         AWA Limited and Quality Semiconductor Australia Pty. Ltd.

4.2      Semiconductor, Inc. and AWA Limited.                               **

4.3      Common Stock Purchase Warrant dated February 16, 1996              **
         issued by Quality Semiconductor, Inc. to AWA Limited.

10.1     Form of Indemnification Agreement for directors and officers.       *

10.2     Amended and Restated 1989 Stock Option Plan and forms              *+
         of agreements thereunder.

10.3     1993 Employee Stock Purchase Plan and form of                      *+
         subscription agreement.

10.4     1993 Director' Stock Option Plan and form of subscription         *+
         agreement.


10.5     Technology/Product Development & License Agreement                  *
         between the Company and Seiko Instruments, Inc., dated as of October 17, 1988, as amended to date.

                                                                     Sequential
Exhibit  Exhibit Document Description                                   Page
Number                                                                 Number


10.6     Technology/Product Development & License Agreement                  *
         between the Company and Yamaha Corporation, dated as of September 23, 1989, as amended to date.

10.7     Distribution Agreement between the Company and Kanematsu            *
         Semiconductor Corporation, dated as of November 7, 1991.


10.8     Sales Agreement between the Company and Kanemat                     *
         Semiconductor Corporation, dated as of June 1, 1990, as amended to date.

10.9     Lease Agreement dated December 12, 1990 between                     *
         the Company and the Prudential Insurance Company of America.

10.10    Master Lease Agreement dated November 1, 1993                       *
         between the Company and Comdisco Inc., as amended.

10.11    Credit Agreement, dated November 30,1994 between                  ***
         the Company and Bank of America.

10.12    Asset Purchase Agreement dated January 12, 1996                    **
         between Quality Semiconductor Australia Pty. Ltd. and AWA MicroElectronics Pty. Ltd.

10.13    Guaranty and Indemnification Agreement dated January 12,           **
         1996 among AWA Limited, Quality Semiconductor Australia Pty
         Ltd. and Quality Semiconductor, Inc.

10.14    Technology Services Agreement dated February 16, 1996              **
         among AWA Limited, AWA MicroElectronics Pty. Ltd. and
         Quality Semiconductor, Australia Pty. Ltd.

10.15    Form of QSA Convertible/Redeemable Note Insurance Agreement,     ****
         dated November 21, 1996, between Quality Semiconductor Australia, Pty. Limited, Quality Semiconductor, Inc. and Technology Associates (Note No.1).

10.16    Form of QSA Convertible/Redeemable Note Issuance Agreement,      ****
         dated Nobember 21, 1996, between Quality Semiconductor Australia, Pty. Limited, Quality Semiconductor, Inc. and Win Win Venture
         Capital Corporation (Note No.3).

                                                                    Sequential
Exhibit  Exhibit Document Description                                  Page
Number                                                                Number


10.17    Form of QSA Convertible/Redeemable Note Issuance Agreement,      ****
         dated Nobember 21, 1996, between Quality Semiconductor Australia, Pty. Limited, Quality Semiconductor, Inc. and Win Win Venture
         Capital Corporation (Note No.4).

10.18    Form of QSA Convertible/Redeemable Note Issuance Agreement,      ****
         dated Nobember 21, 1996, between Quality Semiconductor Australia, Pty. Limited, Quality Semiconductor, Inc. and Win Win Venture
         Capital Corporation (Note No.5).

10.19    Form of Unsecured Convertible Promissory Note of Quality         ****
         Semiconductor Australia, Pty. Limited.

11.1     Statement regarding Computation of Earnings Per Share              51

22.1     Subsidiaries of the Registrant                                     52

23.1     Consent of Ernst & Young LLP, Independent Auditors.                53

25.1     Power of Attorney included on the signature page of this           49
         Annual Report on Form 10-K.

* Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Registrant's Registration Statement on Form S-1 and Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, and Amendment No. 5 thereto (File No. 33-72884), which became effective on November 16, 1994.

**       Previously filed with Form 8K on March 4, 1996.

***      Previously Filed with Form 10-K on December 26, 1995.

****     Previously filed with Form 8-K on December 10, 1996.

+       Indicates a  management  contract or  compensatory  plan or  arrangement required to be filed as an Exhibit to this Annual Report on Form 10-K pursuant to Item 14(c).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             QUALITY SEMICONDUCTOR, INC.

Dated: December 20, 1996                     By:   /s/R. Paul Gupta
                                                   ----------------
                                                  R. Paul Gupta
                             Chief Executive Officer

                                                 POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Paul Gupta and Stephen H. Vonderach, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                     Title                                  Date

/s/Chun P. Chiu           Director and Chairman of the Board   December 20, 1996
-----------------------
Chun P. Chiu

/s/R. Paul Gupta          Director, President and              December 20, 1996
-----------------------   Chief Executive Officer
R. Paul Gupta

/s/Stephen H. Vonderach   Vice President of Finance and        December 20, 1996
-----------------------   Chief Financial Officer
Stephen H. Vonderach

/s/Andrew J. S. Kang      Director                             December 20, 1996
-----------------------
Andrew J. S. Kang

/s/Manhor L. Malwah       Director                             December 20, 1996
-----------------------
Manhor L. Malwah

/s/Robert L. Puette       Director                             December 20, 1996
-----------------------
Robert L. Puette

/s/Masaharu Shinya        Director                             December 20, 1996
-----------------------
Masaharu Shinya

/s/David D. Tsang         Director                             December 20, 1996
-----------------------
David D. Tsang

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                   Charged to
                                  Costs and (1)

                                       Beginning   Expense   Deductions  Ending
                                       Balance                           Balance
 Year ended September 30, 1996
  Allowance for Doubtful Accounts .     $123,000   $      -   $      -  $123,000
  Allowance for Sales Returns . . . .          -     50,000          -    50,000
                                       -----------------------------------------
                                       =========================================
                                        $123,000   $ 50,000   $      -  $173,000
                                       =========================================

 Year ended September 30, 1995
  Allowance for Doubtful Accounts .     $144,000    $40,000   $ 61,000  $123,000

  Allowance for Sales Returns . . . .     20,000          -     20,000
                                       =========================================
                                        $164,000    $40,000   $ 81,000  $123,000
                                       =========================================

 Year ended September 30, 1994
  Allowance for Doubtful Accounts .     $132,000    $70,000    $ 58,000 $144,000

  Allowance for Sales Returns . . . .    420,000     20,000     420,000   20,000
                                       =========================================
                                        $552,000    $90,000    $478,000 $164,000
                                       =========================================

     (1) Primarily deductions represent write-offs of accounts receivable and sales returns.

                                                                   Exhibit 11.1



                           QUALITY SEMICONDUCTOR, INC.

              STATEMENT OF COMPUTATION OF EARNINGS (LOSS) PER SHARE
                      (In thousands, except per share data)



                                  September 30,
                                 1996 1995 1994
                                       ------------    ------------    ---------

Net income (loss)                         $(1,310)          $4,766       $3,243
                                       ============    ============    =========
Computation of common and common
  equivalents
   shares outstanding
   Common stock                             5,524           4,750         1,294
   Options and warrants                         -             559           430
   Cheap stock                                  -              29           204
   Preferred shares                             -             311         2,176
                                       ============    ============    =========
Shares used in computing per share          5,524           5,649         4,104
  amount
                                       ============    ============    =========

Net income (loss) per share               $(0.24)           $0.84         $0.79
                                       ============    ============    =========



----------
Fully diluted computation not presented since such amount differs by less than 3% of the net income per share amount shown above.

                                                                    Exhibit 22.1


                           QUALITY SEMICONDUCTOR, INC.

                              LIST OF SUBSIDIARIES


Name                     Location of                Names Under Which Subsidiary
                         Incorporation              is Doing Business

Quality Semiconductor    Australia                  Quality Semiconductor
Australia Pty. Limited   ACN 072 373 730            Australia

                                                                    Exhibit 23.1


               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statement (Form S-8 Nos. 33-89724 and 333-3234) pertaining to the 1989 Stock Option Plan, 1993 Employee Stock Purchase Plan, 1993 Director's Plan, 1995 Stock Option Plan of Quality Semiconductor, Inc. of our report dated October 18, 1996 (except as to Note 10, as to which the date is December 12, 1996), with respect to the consolidated financial statements and schedule of Quality Semiconductor, Inc. included in the Annual Report (Form 10-K) for the year ended September 30, 1996.


                                          ERNST & YOUNG LLP


San Jose, California
December 18, 1996