Form 10-K/A
period 1996-09-30
QUALITY SEMICONDUCTOR INC
filed 1997-02-03
CIK 869886

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

10.19    Form of Unsecured Convertible Promissory Note of Quality         ****
         Semiconductor Australia, Pty. Limited.

11.1     Statement regarding Computation of Earnings Per Share              51

22.1     Subsidiaries of the Registrant                                     52

23.1     Consent of Ernst & Young LLP, Independent Auditors.                53

25.1     Power of Attorney included on the signature page of this           49
         Annual Report on Form 10-K.

27.1     Financial Data Schedule                                            50

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