Form 10-Q
period 1996-12-31
QUALITY SEMICONDUCTOR INC
filed 1997-02-11
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           ----
            X   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           ----
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

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

Yes   X     No

     The number of outstanding shares of the Registrant's Common Stock as of December 31, 1996 was 5,976,472

                           Quality Semiconductor, Inc.

                Form 10-Q for the Quarter Ended December 31, 1996

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            Page

         Item 1 - Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of December 31,
         1996 and September 30, 1996                                       3

         Condensed Consolidated Income Statements for the three
         months ended December 31, 1996 and December 31, 1995              4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended December 31, 1996 and December 31, 1995              5

         Notes to Condensed Consolidated Financial Statements              6

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               8





PART II.  OTHER INFORMATION

         Item 6 - Exhibits and Reports on Form 8-K/A                       13
         Signatures                                                        14
         Exhibit 11.1                                                      15
         Exhibit 27.1                                                      16

                          PART I. FINANCIAL INFORMATION

                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                                           December 31,       September 30,
                                                                               1996             1996 (1)
                                                                        -----------------    ----------------
                                                                          (Unaudited)
ASSETS
Current Assets:

    Cash and cash equivalents                                                    $6,890               $4,930
    Short-term investments                                                        2,010                2,403
    Accounts and other receivables, net                                           8,006                7,348
    Inventories                                                                  14,601               13,984
    Other current assets                                                          2,989                2,771
                                                                        -----------------    ----------------
       Total current assets                                                      34,496               31,436
Property and equipment, net                                                      20,259               18,079
Goodwill and other assets                                                         2,879                3,006
                                                                        =================    ================
       Total assets                                                             $57,634              $52,521
                                                                        =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                             $1,987               $2,749
    Accounts payable to related parties                                           1,463                  747
    Accrued liabilities                                                           3,620                4,159
    Deferred income on shipments to distributors                                  2,264                2,018
    Redeemable preference shares to AWA, Ltd., due within one year                3,000                6,993
    Notes payable to related party due within one year                            1,115                  667
                                                                        -----------------    ----------------
       Total current liabilities                                                 13,449               17,333
Redeemable preference shares to AWA, Ltd.                                         4,213                    -
Notes payable to related party                                                    4,385                2,840
Deferred tax liabilities                                                          2,020                2,003

Shareholders' equity
    Preferred stock, $.001 par value: Authorized 1,000;
         Issued and outstanding - none                                                -                    -
    Common stock, $.001 par value, Authorized - 25,500,
         Issued and outstanding 5,976 and 5,536                                       6                    5
    Additional paid-in-capital                                                   31,169               28,348
    Retained earnings                                                             2,754                2,412
    Deferred compensation                                                          (362)                (420)
                                                                        -----------------    ----------------
        Total shareholders' equity                                               33,567               30,345
                                                                        =================    ================
        Total liabilities and shareholders' equity                              $57,634              $52,521
                                                                        =================    ================

See accompanying notes to condensed consolidated financial statements.
(1) The information in this column was derived from the Company's audited financial statements.

                           Quality Semiconductor, Inc.
                    Condensed Consolidated Income Statements
                                   (Unaudited)
                      (In thousands, except per share data)



                                                      Three months ended
                                                        December 31,
                                             -----------------------------------
                                                   1996                1995
                                             ----------------    ---------------

Total revenues                                   $12,345             $11,708

Cost of revenues                                   7,238               6,435
                                             ----------------    ---------------
Gross margin                                       5,107               5,273

Operating expenses
  Research and development                         2,110               1,516
  Sales and marketing                              1,788               1,713
  General and administrative                         925                 898
                                             ----------------    ---------------
           Total operating expenses                4,823               4,127
                                             ----------------    ---------------
Operating income                                     284               1,146

 Interest, net                                       (83)                171
                                             ----------------    ---------------
Income before provision for income taxes             201               1,317
Provision for income taxes                            70                 460
                                             ================    ===============
Net income                                          $131                $857
                                             ================    ===============

Net income per share                               $0.02               $0.15
                                             ================    ===============

Shares used in computing net income per share      6,185               5,883
                                             ================    ===============




See accompanying notes to condensed consolidated financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                            Three months
                                                         ended December 31,
                                                     ---------------------------
                                                        1996            1995
                                                     ----------    -------------
Operating activities
Net income                                                 $131             $857
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization                         1,420              581
    Accretion on preference shares                          152                -
    Deferred income taxes                                    17                -
    Deferred compensation amortization                       58               57
    Changes in operating assets and                     (1,832)          (2,302)
    liabilities
                                                     ----------     ------------
Net cash used in by operating activities                   (54)            (807)

Investing activities
Capital expenditures                                    (1,136)            (391)
Sales of short-term investments, net                        393              194
Deposits and other Assets                                    66               15
                                                     ----------    -------------
Net cash used in investing activities                     (677)            (182)

Financing activities
Principal payments on capital lease obligations               -             (43)
Principal payments on long-term debt                      (131)            (311)
Proceeds from private placement, net of issuance          2,850                -
costs
Proceeds from issuance of stock, net of repurchases        (28)              103
                                                     ----------    -------------
Net cash provided by (used in) financing activities       2,691            (251)
                                                     ----------    -------------

Net increase (decrease) in cash and cash                  1,960          (1,240)
equivalents

Cash and cash equivalents at beginning of period          4,930            7,637
                                                     ==========    =============
Cash and cash equivalents at end of period               $6,890           $6,397
                                                     ==========    =============

Supplemental   disclosures  of  significant  non-cash  investing  and  financing activities:

Conversion of promissory notes into common stock         $3,000               -
Acquisition of property and equipment for
   issuance of long term debt                            $2,192               -

See accompanying notes to condensed consolidated financial statements.

                           QUALITY SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Basis of Presentation

         The accompanying financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial information included therein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quality Semiconductor Australia, Pty., Ltd. (QSA). Intercompany accounts and transactions have been eliminated in consolidation. This financial data should be read in conjunction with the Company's September 30, 1996 annual financial statements.

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

         The results of operations for the three months ended December 31, 1996 may not necessarily be indicative of the results for the fiscal year ending September 30, 1997.

Note 2.  Inventories

         Inventories are stated at the lower of standard cost which approximates actual (first-in, first-out method) or market (estimated net realizable value).

Inventories consisted of (in thousands):

                                             December 31,         September 30,
                                                1996                 1996
                                           ----------------     ----------------
             Raw Materials                        $5,606               $7,141
             Work-in-process                       3,970                2,578
             Finished goods                        5,025                4,265
                                           ================     ================
                                                 $14,601              $13,984
                                           ================     ================

         The Company's inventory valuation process is done on a part-by-part basis. Lower of cost to market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions of sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

         The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories on particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts and such difference may have a material effect on actual results of operations.

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

Note 3.  Earnings Per Share

         Earnings per common and common equivalent share as presented on the face of the condensed consolidated statements of income represent primary earnings per share. Dual presentation of primary and fully diluted earnings per share has not been made because the differences are insignificant.

Note 4. Convertible Promissory Notes

         In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5.0 million, of QSA. The notes are convertible at the option of the investors of the Company into either 732,931 shares of the Company's common stock or 732,931 shares of non-voting Series B Preference shares of QSA. The Company received $3 million of the total financing by December 1996, which were converted into 439,758 shares of common stock. The Company expects to receive the remaining $2 million no later than February 28, 1997.

Note 5. Redeemable Preference Shares

         In December 1996 the company negotiated revised payment terms on the balance due to AWA Limited as a result of the acquisition of the wafer fabrication facility from AWA MicroElectronics Pty. Ltd. The revised payment at the option of the company is either $3.0 million by January 31, 1997 and the balance of $4.0 million by January 31, 1998 or $3.0 million by July 31, 1997 and the balance of $4.0 million by January 31, 1998. If the latter payment option is elected then the $4.0 million balance will bear interest at 10% from July 1, 1997. In January 1997, the Company elected the latter option to pay the first installment of $3.0 million by July 31, 1997.

                           QUALITY SEMICONDUCTOR, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         On February 16, 1996 the Company acquired certain assets of AWA Microelectonics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited, based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. ("QSA"), included a fully operational wafer foundry business and product design center. Beginning February 16, 1996, the company began manufacturing wafers in this facility for sale to customers. The Company's results of operations include the operations of QSA from February 16, 1996.

         Total revenues for the quarter ended December 31, 1996 increased 5.4% from the corresponding period in the prior fiscal year. This increase in revenues was due to increase in sales to OEM customers, particularly in sales of proprietary networking products partially offset by lower average selling prices and a decrease in sales through distribution. As is typical in the Semiconductor Industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices, and to introduce and sell new products. No assurance can be given that these efforts will be successful. There can be no assurance that the market for semiconductor products will either remain at its current level or grow in future periods. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

         The gross margin was 41.4% of revenues in the first quarter of fiscal 1997 as compared to 45.0% in the first quarter of fiscal 1996. The lower margins were principally due to changes in product mix, absorption of fixed costs at QSA and lower average selling prices, which were offset in part by the sale of higher margin new products and the Company's cost reduction programs. The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, and competitive pressures on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

         Research and development expenses were $2.1 million or 17.1% of revenues in the first quarter of fiscal 1997 as compared to $1.5 million or 12.9% of revenues in the first quarter of fiscal 1996. This increase was mainly the result of costs associated with the development of new products and processes and the added costs of the development group located at QSA, and not included in the first quarter of fiscal 1996. The Company expects that its research and development expenses will increase, although such expenses may vary as a percentage of revenues in future periods. The company believes that the continued development of its process technology and new products is essential to continue its investment in research and development to maintain a strong technological position in the industry.

         Sales and marketing expenses were $1.8 million or 14.4% of total revenues in the first quarter of 1997, as compared to $1.7 million or 14.6% of total revenues in the first quarter of fiscal 1996. The increase in selling expenses was primarily attributed to increased sales commissions as a result of higher revenue. The Company believes that increased expenses for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses will continue to increase but may vary as a percentage of total revenue in future periods. However, there can be no assurance that the revenues will grow at the same rate as expenditures for sales and marketing are incurred.

         General and administrative expenses were $0.9 million or 7.5% of total revenues in the first quarter of fiscal 1997, as compared to $0.9 million or 7.7% of total revenues in the first quarter of fiscal 1996. The increases in the first quarter of fiscal 1997 were due mainly to added G&A costs of the Australian subsidiary off-set in part by lower payroll related costs.

         Interest expense, net of interest income, was $83,000 during the three months ended December 31, 1996 compared to net interest income of $171,000 during the first quarter of fiscal 1996. The change was due to use of $5.0 million of funds for the purchase of AWAM assets in February 1996, increased interest expense associated with the Kanematsu notes used to purchase property and equipment for QSA and interest on the Redeemable Preference Shares issued as part of the consideration for the purchase of QSA.

         The Company's estimated effective tax rate was 35% for the first quarter of fiscal 1997 and 35% for the first quarter of fiscal 1996. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

Additional Factors That May Affect Results

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i) competition, such as competitive pressures on average selling prices of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) the Company operates a wafer fabrication facility which involves significant risks typically inherent in any manufacturing endeavor, as well as additional risks associated with production yields, technical difficulties with process control, expenses associated with responding to increases in environmental pollution regulation or disposal of environmentally hazardous waste and events limiting production, such as fires or other damage; (vi) expenses that may be incurred in obtaining, enforcing and defending claims with respect to intellectual property rights;
(vii) sales and marketing, such as loss of significant distributor, concentration of customers, and volume discounts that may be granted to significant customers; (viii) customer demand, such as market acceptance of products, the timing, cancellation or delay of customer orders and general economic conditions in the semiconductor and electronic systems industries, as well as other factors, such as risks associated with doing business abroad, retention of key personnel and management of growth and volatility in the Company's revenues and stock price.

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

         The Company purchases a significant amount of its semiconductor wafers and substantially all of its assembly services from foreign suppliers. In addition, sales outside of North America accounted for approximately 41% of the Company's net revenue in the first quarter of fiscal 1997 as compared to 36% in the first quarter of fiscal 1996. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, reduced protection for intellectual property rights, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located. The Company's purchases of wafers from Seiko Instruments Inc. are denominated in Japanese yen. Although the Company has engaged in hedging activities to mitigate exchange rate risks, there can be no assurance that the Company will not be materially adversely affected by a decline in exchange rate.

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

         A relatively small number of customers have accounted for a significant portion of the Company's revenue in the past. For example, in fiscal 1995 and 1994, sales to the Company's top ten systems manufacturer customers accounted for more than half of total product revenues. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

         The Company markets and distributes its products primarily through manufacturers' representatives and independent distributors. Domestic distributors accounted for approximately 19% of the Company's total revenues during the first quarter of fiscal 1997 and 26% in the first quarter of fiscal 1996. The Company's distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results.

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

Liquidity and Capital Resources

         In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5 million, of QSA. The Company received $3 million of the total financing in December 1996, and anticipates receiving the remaining balance no later than February 28, 1997. The Company intends to use the proceeds for payment on the debt incurred in connection with the acquisition of certain assets of AWAM, general corporate purposes and working capital.

         During the first three months ended December 31, 1996 the Company used $54,000 in cash from operating activities compared to $807,000 used during the first three months of fiscal 1996. Cash used in investing activities during the three months of fiscal 1997 totaled $677,000 compared to $182,000 in the first three months of fiscal 1996. The former reflected mainly the purchase of property and equipment of $1,136,000. Proceeds provided by financing activities of $2,691,000 for the first three months of 1997 were primarily from the receipt of $2,850,000 from the partial completion of the private placement ($5.0 million in total, prior to issuance costs) in December 1996. The Company expects to receive the remaining $2.0 million no later than February 28, 1997. See Note 4 of Notes to Condensed Consolidated Financial Statements. Financing activities for the first three months of fiscal 1996 used cash of $251,000 primarily due to the payment on long-term debt, offset by the sale of stock.

         On March 28, 1996, the company entered into an agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance approximately $8.0 million of wafer fabrication equipment for installation at QSA. The agreement expires March 31, 2001 and the borrowings bear interest at a rate of 8.5%. There were approximately $5.5 million of borrowings outstanding under the agreement at December 31, 1996.

         The Company believes that current available cash, short-term investments, cash generated from operations and credit arrangements will be sufficient to finance the Company's anticipated operations and capital equipment requirements through fiscal 1997. However, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available to the Company.

PART II  OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Changes in Securities

                           On November 21,  1996,  the  Company  negotiated  the
                  private placement for cash of unsecured convertible promissory notes in the principal amount of $5.0 million of QSA. Needham & Company will receive a 1% placement fee upon completion of the transaction. The lead investors were affiliated with Fidelity Venture Capital Corporation and Technology Associates Corporation, both of Taiwan. The notes are convertible at the option of the investors of the Company into either 732,931 shares of the Company's common stock or 732,931 shares of non-voting Series B Preference shares of QSA. The Company has received $3.0 million of the total financing as of December 31, 1996 and has converted the notes issued for such amount into 439,758 shares of the Company's common stock. The Company expects to receive the remaining $2 million no later than February 28, 1997. The Company is relying on the private placement exemption provided by Section 4(2) of the Securities Act of 1933, as amended, with respect to placement of the notes and the issuance of shares of unregistered common stock of the Company underlying the convertible notes.

Items 3-5         Not Applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                       No. 11.1 - Statement of Computation of Earnings Per Share

                  (b)  Reports on Form 8-K

                       On December 10, 1996, the Company filed a report, on Form 8-K reporting under Item 5 thereof, regarding the sale of $5.0 million of unsecured convertible promissory notes of Quality Semiconductor Australia, Pty. Ltd. A subsidiary of the Company.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Quality Semiconductor, Inc.
                                                      (Registrant)



Date:    February 10, 1997                     By: / s / R. Paul Gupta
                                                   -------------------
                                                   R. Paul Gupta
                                                   Chief Executive Officer



Date:    February 10, 1997                     By: / s / Stephen H. Vonderach
                                                   --------------------------
                                                   Stephen H. Vonderach
                                                   Chief Financial Officer
                                                   Chief Accounting Officer

                                                                    Exhibit 11.1


                           QUALITY SEMICONDUCTOR, INC.

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)


                                                          Quarter Ended
                                                           December 31,
                                                       1996            1995
                                                   ------------    ------------

Net income                                            $ 131           $ 857
                                                   ============    ============
Computation of common and common
     equivalents
       shares outstanding
       Common stock                                   5,664           5,499
       Options and warrants                             521             384
                                                   ============    ============
Shares used in computing per share
     amounts                                          6,185           5,883
                                                   ============    ============

Net income per share                                  $0.02           $0.15
                                                   ============    ============



----------
Fully diluted computation not presented since such amount differs by less than 3% of the net income per share amount shown above.