Form 10-Q
period 1997-03-31
QUALITY SEMICONDUCTOR INC
filed 1997-05-14
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           ----
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           ----
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

Yes   X     No
The number of outstanding shares of the Registrant's Common Stock as of March 31, 1997 was 5,999,162.

                           Quality Semiconductor, Inc.

                 Form 10-Q for the Quarter Ended March 31, 1997

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page

         Item 1 - Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1997 and
         September 30, 1996                                                   3

         Condensed Consolidated Income Statements for the three
         months and six months ended March 31, 1997 and March 31, 1996        4

         Condensed Consolidated Statements of Cash Flows for the six months
         ended March 31, 1997 and March 31, 1996                              5

         Notes to Condensed Consolidated Financial Statements                 6

         Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  8


PART II. OTHER INFORMATION

         Item 2 - Changes in Securities                                      14
         Item 4 - Submission of Matters to a Vote of Security Holders        14
         Item 6 - Exhibits and Reports on Form 8-K/A                         15
         Signatures                                                          16
         Exhibit 11.1                                                        17
         Exhibit 27.1                                                        18

                          PART I. FINANCIAL INFORMATION

                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)

                                                                            March 31,         September 30,
                                                                               1997             1996 (1)
                                                                        -----------------    ----------------
                                                                          (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $5,210               $4,930
    Short-term investments                                                        3,840                2,403
    Accounts and other receivables, net                                          11,221                7,348
    Inventories                                                                  13,544               13,984
    Other current assets                                                          2,766                2,771
                                                                        -----------------    ----------------
       Total current assets                                                      36,581               31,436
Property and equipment, net                                                      20,457               18,079
Goodwill and other assets                                                         2,672                3,006
                                                                        =================    ================
       Total assets                                                             $59,710              $52,521
                                                                        =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                             $2,929               $2,749
    Accounts payable to related parties                                             673                  747
    Accrued liabilities                                                           3,525                4,159
    Deferred income on shipments to distributors                                  3,412                2,018
    Redeemable preference shares to AWA, Ltd., due within one year                7,150                6,993
    Notes payable to related party due within one year                            1,302                  667
                                                                        -----------------    ----------------
       Total current liabilities                                                 18,991               17,333
Notes payable to related party                                                    4,691                2,840
Deferred tax liabilities                                                          1,992                2,003

Shareholders' equity:
    Preferred stock, $.001 par value: Authorized 1,000;
         Issued and outstanding - none                                                -                    -
    Common stock, $.001 par value, Authorized - 25,500,
         Issued and outstanding 5,999 and 5,536                                       6                    5
    Additional paid-in-capital                                                   31,200               28,348
    Retained earnings                                                             3,136                2,412
    Deferred compensation                                                          (306)                (420)
                                                                        -----------------    ----------------
        Total shareholders' equity                                               34,036               30,345
                                                                        =================    ================
        Total liabilities and shareholders' equity                              $59,710              $52,521
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


                           Quality Semiconductor, Inc.
                    Condensed Consolidated Income Statements
                                   (Unaudited)
                      (In thousands, except per share data)




                                                    Three months ended                      Six months ended
                                                         March 31,                             March 31,
                                               ------------------------------     -------------------------------------
                                                   1997             1996               1997                1996
                                               -------------    -------------     ----------------   ------------------

Net revenues                                       $13,302          $10,624           $25,647            $22,332

Cost of revenues                                     7,689            6,012            14,927             12,447
                                               -------------    -------------     ----------------   ------------------
Gross margin                                         5,613            4,612            10,720              9,885

Operating expenses:
  Research and development                           2,104            1,493             4,214              3,009
  Sales and marketing                                1,896            1,894             3,684              3,607
  General and administrative                           957            1,050             1,882              1,948
                                               -------------    -------------     ----------------   ------------------
           Total operating expenses                  4,957            4,437             9,780              8,564
                                               -------------    -------------     ----------------   ------------------
Operating income                                       656              175               940              1,321
Other income                                            --              479                --                479
Interest, net                                          (84)              68              (167)               239
                                               -------------    -------------     ----------------   ------------------
Income before provision for income taxes               572              722               773              2,039
Provision for income taxes                             200              255               270                715
                                               =============    =============     ================   ==================
Net income                                            $372             $467              $503             $1,324
                                               =============    =============     ================   ==================

Net income per share                                 $0.06            $0.08             $0.08              $0.23
                                               =============    =============     ================   ==================

Shares used in computing net income per share        6,614            5,565             6,400              5,724
                                              ==============    =============     ================   ==================


See accompanying notes to condensed consolidated financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Six months ended
                                                                 March 31,
                                                     ---------------------------
                                                           1997            1996
                                                     -----------   -------------
 Operating activities
Net income                                                 $503          $1,324
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         2,885           1,433
    Accretion on preference shares                          157                -
    Deferred income taxes                                   (11)          2,188
    Deferred compensation amortization                      114             114
    Changes     in     operating     assets     and      (2,562)         (4,490)
liabilities
                                                     -----------    ------------
Net cash provided by operating activities                 1,086             569

Investing activities
Capital expenditures                                     (1,841)         (1,124)
Sales (purchases) of short-term investments, net         (1,437)          6,159
Acquisition expenditures                                      -          (4,397)
Goodwill and other assets                                   117          (3,063)
                                                     -----------   -------------
Net cash used in investing activities                   (3,161)          (2,425)

Financing activities
Principal payments on capital lease obligations              -              (84)
Principal payments on long-term debt                      (498)            (311)
Proceeds from notes payable, net of issuance costs       2,850                -
Proceeds from issuance of stock, net of repurchases          3              387
                                                     ----------    -------------
Net cash provided by (used in) financing activities      2,355              (8)
                                                     ----------    -------------

Net   increase   (decrease)   in  cash   and   cash        280           (1,864)
equivalents
Cash and cash equivalents at beginning of period         4,930            7,637
                                                     ==========    =============
Cash and cash equivalents at end of period              $5,210           $5,773
                                                     ==========    =============

Supplemental   disclosures  of  significant  non-cash  investing  and  financing activities:

Conversion of promissory notes into common stock        $3,000                -
Acquisition of property and equipment for
   issuance of long term debt                           $2,984           $6,574

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

         The functional currency of the Company's foreign subsidiary is the Australian Dollar. Subsidiary financial statements are remeasured into U.S. Dollars for consolidation. Translation adjustments, which result from the process of translating foreign currency financial statements into US dollars, are included in shareholders' equity.

         The Company's fiscal quarters end on the last Sunday of each calendar quarter. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

         The results of operations for the six months ended March 31, 1997 may not necessarily be indicative of the results for the fiscal year ending September 30, 1997.

Note 2.  Inventories

         Inventories are stated at the lower of standard cost which approximates actual (first-in, first-out method) or market (estimated net realizable value).

Inventories consisted of (in thousands):

                                           March 31,          September 30,
                                               1997                 1996
                                          ----------------     ----------------
         Raw Materials                        $5,616               $7,141
         Work-in-process                       3,561                2,578
         Finished goods                        4,367                4,265
                                          ================     ================
                                              $13,544              $13,984
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

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for three and six months ended March 31, 1997, and 1996, is not material.

Note 4. Convertible Promissory Notes

         In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5.0 million, of QSA. The notes are convertible at the option of the investors of the Company into either 732,931 shares of the Company's common stock or 732,931 shares of non-voting Series B Preference shares of QSA. The Company received $3.0 million of the total financing by December 1996, which were converted into 439,758 shares of common stock. In March 1997, the Company decided not to sell, and one of the investors agreed not to buy $2.0 million of the notes.

Note 5. Redeemable Preference Shares

         In December 1996 the Company negotiated revised payment terms on the balance due to AWA Limited as a result of the acquisition of the wafer fabrication facility from AWA MicroElectronics Pty. Ltd. The revised payment terms are $3.0 million by July 31, 1997 and the balance of $4.0 million by January 31, 1998. The $4.0 million balance will bear interest at 10% from July 1, 1997.

                           QUALITY SEMICONDUCTOR, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K.

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

         Net revenues for the quarter ended March 31, 1997 increased 25% from the corresponding period in the prior fiscal year. Net revenues for the six months ended March 31, 1997 increased 15% from the same period in 1996. This increase in net revenues for the three and six months ended March 31, 1997 was due to a increase of proprietary networking and clock management products, partially offset by lower average selling prices. As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to introduce and sell new products. Additionally, the Company seeks to increase unit sales of existing products, principally by reducing prices in conjunction with cost reduction programs. No assurance can be given that these efforts will be successful. There can be no assurance that the market for semiconductor products will either remain at its current level or grow in future periods. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

         Gross margin was 42% of net revenues in the second quarter of fiscal 1997 as compared to 43% in the second quarter of fiscal 1996. The lower margins were principally due to changes in product mix, absorption of fixed costs at QSA acquired in February 1996, and lower average selling prices on certain logic and memory products, which were offset in part by the sale of higher margin networking and clock management products and the Company's cost reduction programs. The gross margin for the six months ended March 31, 1997 was 42% compared to 44% for the six months ended March 31, 1996. The decrease was mainly due to lower average selling prices offset in part by the sale of higher margin new products and the Company's cost reduction programs. The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, and competitive pressures on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can also vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

         Research and development expenses were $2.1 million or 16% of net revenues in the second quarter of fiscal 1997 as compared to $1.5 million or 14% of net revenues in the second quarter of fiscal 1996. Research and development expenses were $4.2 million or 16% of net revenues for the six months ended March 31, 1997 as compared to $3.0 or 13% of net revenues for the six months ended March 31, 1996. This increase for the three and six months ended March 31, 1997, was mainly the result of costs associated with the development of new products and the added costs of the development group located at QSA. The Company expects that its research and development expenses will increase, although such expenses may vary as a percentage of net revenues in future periods. The Company believes that the continued development of its process technology and new products and its continued investment in research and development to maintain a strong technological position in the industry.

         Sales and marketing expenses were $1.9 million or 14% of net revenues in the second quarter of 1997, as compared to $1.9 million or 18% of net revenues in the second quarter of fiscal 1996. There was no increase in total selling expenses, however, sales commissions increased as a result of higher net revenues, but were offset by a decrease in advertising and promotional expenses for the three months ended March 31, 1997 compared to prior years. Sales and marketing expenses were $3.7 million or 14% of net revenues for the six months ended March 31, 1997 as compared to $3.6 million or 16% of net revenues for the six months ended March 31, 1996. The increase in selling expenses was mainly due to increased sales commissions as a result of higher revenues. The Company believes that increased expenses for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses will continue to increase but may vary as a percentage of net revenues in future periods. However, there can be no assurance that net revenues will grow at the same rate as expenditures for sales and marketing are incurred.

         General and administrative expenses were $1.0 million or 7% of total revenues in the first quarter of fiscal 1997, as compared to $1.0 million or 10% of total revenues in the first quarter of fiscal 1996. General and administrative expenses were $1.9 or 7% of net revenues for the six months ended March 31, 1997 as compared to $1.9 or 9% of net revenues for the six months ended March 31, 1996. Total general and administrative expenses for the three and six month period ending March 31, 1997 has remained flat compared to the prior years three and six month period.

         Interest expense, net of interest income, was $84,000 during the three months ended March 31, 1997 compared to net interest income of $68,000 during the second quarter of fiscal 1996. Net interest expense of $167,000 compared to net interest income of $239,000 for the six months ended March 31, 1996 and 1996, respectively. For the three and six months ended March 31, 1997, interest expense was due to $5.0 million of cash used for the purchase of AWAM assets
(QSA) in February 1996, increased interest expense associated with the increase in notes payable used to purchase property and equipment for QSA and interest on the Redeemable Preference Shares issued as part of the consideration for the purchase of QSA.

         The Company's estimated effective tax rate was 35%. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

Factors That May Affect Results

         The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i) competition, such as competitive pressures on average selling prices of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) the Company operates a wafer fabrication facility which involves significant risks typically inherent in any manufacturing endeavor, as well as additional risks associated with production yields, technical difficulties with process control, expenses associated with responding to increases in environmental pollution regulation or disposal of environmentally hazardous waste and events limiting production, such as fires or other damage, and the inability to keep production at a high level;

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

         The semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. As a result, average selling prices "ASPs" in the semiconductor industry generally, and for the Company's products in particular, have decreased significantly over the life of each product. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. Declines in ASPs in the Company's products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company's overall gross margins, could cause a negative adjustment to the valuation of the Company's inventories and could materially and adversely affect the Company's operating results.

     A substantial majority of the Company's revenues are derived from sales of interface logic devices and, in particular, products in the Company's QSFCT and QuickSwitch logic family, and during fiscal 1997, the Company commenced shipments of its advanced CMOS fast Ethernet products. The Company anticipates that sales of these products will continue to comprise the bulk of the Company's revenues for the foreseeable future. The demand for such products may be sharply reduced by competition and by microprocessors or other system devices that increasingly include interface logic. Because of the Company's dependence on sales of these products, declines in gross margins for these products resulting from declines in ASPs or otherwise could have a material adverse effect on the Company's operating results.

     During fiscal 1997, the Company commenced shipping its advanced CMOS fast Ethenet transceiver chips that provide high integration solutions for the adapter, repeater, switch and card bus markets, and ATM mux/demux for the ATM multiplexer and switch markets. These products are in the early stages of production and test results may vary more than for products in later stages of production. There can be no assurance that production yields will meet management projections or that the performance of these products will meet actual specifications. Additionally, demand for such products may not meet the Company's expectations. In addition the demand for such products may decline as competition and availability increase, and more advanced products are introduced.

         The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The failure of the Company to timely complete and introduce new products at competitive price/performance levels could materially and adversely affect the Company's operating results. New products are generally incorporated into a customer's product or system at the design stage. However, design wins, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues.

         In February 1996, the Company purchased a fully functional wafer fabrication facility and product design center located in Australia. The Company receives a significant amount of its wafer requirements for its logic and memory products from this facility. Any disruption of the Company's wafer fab facility or the Company's inability to keep the production of wafers at a high level due to technical factors or lack of customer demand could have a materially adverse impact on the Company's operations.

         The process technology for the fabrication of the Company's wafers at this facility is highly complex and sensitive to dust and other contaminants. Although the fabrication process is highly controlled, the equipment may not perform flawlessly. Minute impurities, difficulties in the production process or defects in the masks can cause a substantial percentage of the wafers to be rejected or individual die on each wafer to be nonfunctional. Accordingly, any failure by the Company to achieve acceptable product yields, could have a material and adverse effect on the Company's operating results.

         Raw materials essential to the Company's wafer fabrication business are generally available from multiple sources and the Company has thus far not experienced production problems or delays due to shortages in materials or components. There can be no assurance, however, that future shortages will not occur, any such shortages could have a material adverse effect on the Company's business, financial condition or results of operations.

         Government regulations impose various environmental controls on the storage, use and disposal of chemicals and gases used in semiconductor processing. Although the Company strives to conform the activities of its manufacturing facilities to applicable environmental regulations, there can be no assurance that the Company will not incur unanticipated future costs based on inadvertent violations of such regulations or on the implementation of more stringent regulations in the future.

     Additionally, a substantial amount of the wafers for the Company's semiconductor products are fabricated by Seiko Instruments Inc. ("Seiko"), Ricoh Corporation ("Ricoh"), and Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"). The Company's reliance on its suppliers to fabricate its wafers at their production facilities in Japan and Taiwan involves significant risks, including reduced control over delivery schedules, potential lack of adequate capacity, technical difficulties and events limiting production, such as fires or other damage to production facilities. The Company has from time to time experienced significant delays in receiving fabricated wafers from these suppliers, and there can be no assurance that the Company will not experience similar or more severe delays from its suppliers in the future. Any inability or unwillingness of the Company's fabrication providers to provide adequate quantities of finished wafers to meet the Company's needs could delay shipments and have a material adverse effect on the Company's operating results. The Company's reliance on third-party wafer fabrication suppliers also increases the length of the development cycle for the Company's products, which may provide time to market advantages to competitors that have in-house fabrication capacity. The Company also depends upon its fabrication suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could adversely affect the Company's development and introduction of new products. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, using superior process technologies at the same geometries or manufacturing products at smaller geometries, could manufacture and sell competitive, higher performance products at a lower price. The introduction of such products by competitors could materially and adversely affect the Company's operating results.

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

     The Company purchases a significant amount of its semiconductor wafers and substantially all of its assembly services from foreign suppliers. In addition, sales outside of North America accounted for approximately 44% of the Company's net revenues in the second quarter of fiscal 1997 as compared to 36% in the second quarter of fiscal 1996. Sales outside of North America for the first six months of fiscal 1997 were 44% of net revenues as compared to 36% for the first six months of fiscal 1996. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, reduced protection for intellectual property rights, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located. The Company's purchases of wafers from Seiko Instruments Inc. are denominated in Japanese yen. Although the Company has from time to time engaged in hedging activities to mitigate exchange rate risks, there can be no assurance that the Company will not be materially adversely affected by a decline in exchange rate.

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

     The Company markets and distributes its products primarily through manufacturers' representatives and independent distributors. Domestic distributors accounted for approximately 23% of the Company's net revenues during the second quarter of fiscal 1997 and 34% in the second quarter of fiscal 1996. Domestic distributors accounted for approximately 21% of the Company's net revenues during the first six months of fiscal 1997 and 28% of net revenues during the first six months of fiscal 1996. The Company's distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results.

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

Liquidity and Capital Resources

     In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5.0 million, of QSA. The Company received $3.0 million of the total financing in December 1996. In March 1997, the Company decided not to sell, and one of the investors agreed not to buy $2.0 million of the notes. The $3.0 million of notes issued by the Company were converted into 439,758 shares of the Company's common stock. The Company intends to use the proceeds for payment on the debt incurred in connection with the acquisition of certain assets of AWAM, general corporate purposes and working capital. Needham & Company received a 1% placement fee upon completion of the transaction.

     During the first six months ended March 31, 1997 the Company generated $1.1 million in cash from operating activities compared to $569,000 during the first six months of fiscal 1996. Cash used in investing activities during the first six months of fiscal 1997 totaled $3.2 million compared to $2.4 million in the first six months of fiscal 1996. The latter reflected mainly the acquisition of equipment for the wafer fab facility, offset by the proceeds from the sale of short-term investments. Proceeds provided by financing activities of $2.4 million for the first six months of 1997 were primarily from the receipt of $2.9 million from the completion of the private placement, net of issuance costs in December 1996. See Note 4 of Notes to Condensed Consolidated Financial Statements. Financing activities for the first six months of fiscal 1996 used cash of $8,000 primarily due to the payment on long-term debt, offset by the sale of stock.

     On March 28, 1996, the Company entered into a leasing agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance up to $8.2 million at a rate of 8.5% of wafer fabrication equipment for installation at QSA. In April 1997, Kanematsu agreed to allow the Company to borrow an additional $2.3 million at 9.25%. As of March 31, 1997, the Company had approximately $7 million of equipment leases outstanding under the agreement.

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

PART II  OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Changes in Securities

                           In November 1996, the Company  negotiated the private
                  placement for cash of unsecured convertible promissory notes in the principal amount of $5.0 million of QSA. Needham & Company received a 1% placement fee upon completion of the transaction. The notes were convertible at the option of the investors of the Company into either 732,931 shares of the Company's common stock or 732,931 shares of non-voting Series B Preference shares of QSA. The Company received $3.0 million of the total financing as of December 31, 1996 and converted the notes issued for such amount into 439,758 shares of the Company's common stock. In March 1997, the Company decided not to sell, and one of the investors agreed not to buy $2 million of the notes. The Company is relied on the private placement exemption provided by Section 4(2) of the Securities Act of 1933, as amended, with respect to placement of the notes and the issuance of shares of unregistered common stock of the Company underlying the convertible notes.

Item 3            Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                           The  annual  meeting  of  shareholders  was  held  on
                  February 21, 1997 at which directors were elected to serve for the ensuing year and until their successors are elected and qualified, approve the amendments to the 1995 Stock Option Plan to increase the number of shares available for issuance thereunder by 500,000 shares, to further increase the option pool by up to 200,000 shares through the repurchase of the common stock by the Company in the open market and to require that all nonstatutory options granted under the 1995 Stock Option Plan must equal at least 100% of the fair market value of the common stock of the Company on the date of grant were approved, and the appointment of Ernst and Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1997 was ratified.

                  The voting results were as follows:

                  Election of Directors:

                                             Votes For          Votes Withheld

                  Chun P. Chiu              5,434,680                 31,991
                  R. Paul Gupta             5,433,903                 32,768
                  Andrew J.S. Kang          5,438,280                 28,391
                  Manohar Malwah            5,434,980                 31,691
                  Robert L. Puette          5,438,280                 28,391
                  Massaharu Shinya          5,436,330                 30,341
                  David D. Tsang            5,452,630                 14,041

           Approval of the amendments to the 1995 Stock Option Plan and the reservation of 500,000 shares of common stock for issuance thereunder and repurchase of 200,000 shares of common stock to be used as an additional increase to the option pool.

           Votes For   Votes Against     Votes Abstain    Broker Non-Vote

           2,819,704       470,741           19,153           2,157,073

           Ratification   of  appointment  of  Ernst  and  Young  LLP  as
           Independent Auditors for fiscal year ending September 30, 1997.

         Votes For         Votes Against             Votes Abstain

         5,442,078              13,593                    11,000

Item 5.  Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                   No. 11.1 - Statement of Computation of Earnings Per Share

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Quality Semiconductor, Inc.
                                   (Registrant)



Date:    May 13, 1997        By: /s/ R. Paul Gupta
                                 -------------------
                                 R. Paul Gupta
                                 Chief Executive Officer



Date:    May 13, 1997        By: /s/ John P. Goldsberry
                                 ------------------------
                                 John P. Goldsberry
                                 Chief Financial Officer
                                 Chief Accounting Officer

                                                                    Exhibit 11.1



                           QUALITY SEMICONDUCTOR, INC.

                 STATEMENT OF COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended                 Six months ended
                                                      March 31,                         March 31,
                                            ------------------------------    ------------------------------
                                                1997             1996            1997              1996
                                            -------------     ------------    ------------     -------------

Net income                                         $372         $467             $503            $1,324
                                            =============     ============    ============     =============
Computation of common and common
   equivalents
      shares outstanding
      Common Stock                                5,997          5,562           5,830            5,530
      Options and warrants                          617              3             570              194
                                            -------------     ------------    ------------     -------------
Shares used in computing per share amounts       6,614           5,565           6,400            5,724
                                            =============     ============    ============     =============

Net income per share                             $0.06              $0.08         $0.08           $0.23
                                            =============     ============    ============     =============




----------
Fully diluted computation not presented since such amount differs by less than 3% of the net income per share amount shown above.