Form 10-Q
period 1997-06-30
QUALITY SEMICONDUCTOR INC
filed 1997-07-28
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           ----
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           ----
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

Yes   X     No
The number of outstanding shares of the Registrant's Common Stock as of June 30, 1997 was 7,202,394.

                           Quality Semiconductor, Inc.

                  Form 10-Q for the Quarter Ended June 30, 1997

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            Page

Item 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1997 and
September 30, 1996                                                           3

Condensed Consolidated Statements of Operations for the three
months and nine months ended June 30, 1997 and June 30, 1996                 4

Condensed Consolidated Statements of Cash Flows for the nine months
ended June 30, 1997 and June 30, 1996                                        5

Notes to Condensed Consolidated Financial Statements                         6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                          9





PART II.  OTHER INFORMATION

Item 2 - Changes in Securities                                              16
Item 6 - Exhibits and Reports on Form 8-K/A                                 16
Signatures                                                                  17
Exhibit 11.1                                                                18
Exhibit 27.1                                                                19

                          PART I. FINANCIAL INFORMATION

                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)

                                                                             June 30,         September 30,
                                                                               1997             1996 (1)
                                                                        -----------------    ----------------
                                                                          (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $10,173               $4,930
    Short-term investments                                                        4,267                2,403
    Accounts and other receivables, net                                          12,451                6,659
    Accounts receivable from related parties                                      2,252                  689
    Inventories                                                                  15,671               13,984
    Other current assets                                                          3,748                2,771
                                                                        -----------------    ----------------
       Total current assets                                                      48,562               31,436
Property and equipment, net                                                      20,642               18,079
Goodwill and other assets                                                         2,482                3,006
                                                                        =================    ================
       Total assets                                                             $71,686              $52,521
                                                                        =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                             $4,309               $2,749
    Accounts payable to related parties                                             440                  747
    Accrued liabilities                                                           3,361                4,159
    Deferred income on shipments to distributors                                  4,255                2,018
    Redeemable preference shares to AWA, Ltd.                                     7,232                6,993
    Notes payable to related party due within one year                            1,395                  667
                                                                        -----------------    ----------------
       Total current liabilities                                                 20,992               17,333
Notes payable to related party                                                    4,521                2,840
Deferred tax liabilities                                                          1,964                2,003

Shareholders' equity:
    Preferred stock, $.001 par value: Authorized 1,000;
         Issued and outstanding - none                                                -                    -
    Common stock, $.001 par value, Authorized - 25,500,
         Issued and outstanding 7,202 and 5,536                                       7                    5
    Additional paid-in-capital                                                   40,548               28,348
    Retained earnings                                                             3,902                2,412
    Deferred compensation                                                          (248)                (420)
                                                                        -----------------    ----------------
        Total shareholders' equity                                               44,209               30,345
                                                                        =================    ================
        Total liabilities and shareholders' equity                              $71,686              $52,521
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


                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)




                                                    Three months ended                     Nine months ended
                                                          June 30,                              June 30,
                                               ------------------------------     -------------------------------------
                                                   1997             1996               1997                1996
                                               -------------    -------------     ----------------   ------------------
Net revenues                                       $16,542          $11,140           $42,189            $33,472

Cost of revenues                                     9,487            7,208            24,414             19,655
Inventory write-downs                                    -            2,840                 -              2,840
                                               -------------    -------------     ----------------   ------------------
Total Cost of Sales                                  9,487           10,048            24,414             22,495
                                               -------------    -------------     ----------------   ------------------
Gross Margin                                         7,055            1,092            17,775             10,977

Operating expenses:
  Research and development                           2,325            1,916             6,539              4,925
  Sales and marketing                                2,119            1,701             5,803              5,308
  General and administrative                         1,145            1,113             3,027              3,061
                                               -------------    -------------     ----------------   ------------------
           Total operating expenses                  5,589            4,730            15,369             13,294
                                               -------------    -------------     ----------------   ------------------
Operating income (loss)                              1,466           (3,638)            2,406             (2,317)
Other income                                            --              959                --              1,438
Interest, net                                         (101)             (74)             (268)               165
                                               -------------    -------------     ----------------   ------------------
Income (loss) before provision (benefit)             1,365           (2,753)            2,138               (714)
   for income taxes
Provision (benefit) for income taxes                   478             (970)              748               (255)
                                               =============    =============     ================   ==================
Net income (loss)                                     $887          ($1,783)           $1,390              ($459)
                                               =============    =============     ================   ==================

Net income (loss) per share                          $0.13           ($0.32)            $0.21             ($0.08)
                                               =============    =============     ================   ==================

Shares used in computing net (loss) income
   per share                                         7,096            5,494             6,632              5,518
                                               =============    =============     ================   ==================

See accompanying notes to condensed consolidated financial statements.


                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                          Nine months ended
                                                              June 30,
                                                      --------------------------
                                                         1997           1996
                                                      ---------     ------------
Operating activities
Net income (loss)                                       $1,390           $(459)
  Adjustments  to reconcile net income (loss) to net
  cash
    provided by operating activities:
    Depreciation and amortization                        4,074            2,516
    Accretion on preference shares                         239                -
    Deferred income taxes                                 (39)            2,202
    Deferred compensation amortization                     172              171
    Changes in operating assets and liabilities        (7,327)          (2,777)
                                                      ---------     ------------
Net cash provided by (used in) operating activities    (1,491)            1,653

Investing activities
Capital expenditures                                   (2,830)          (2,224)
Sales (purchases) of short-term investments, net       (1,864)            5,709
Acquisition expenditures                                     -          (4,397)
Goodwill and other assets                                   48          (2,913)
Repurchase of common stock                               (229)            (584)
                                                      ---------     ------------
Net cash used in investing activities                  (4,875)          (4,409)

Financing activities
Principal payments on capital lease obligations              -            (125)
Principal payments on long-term debt                     (822)            (311)
Proceeds from notes payable, net of issuance costs       2,850                -
Proceeds  from  issuance  of stock,  net of offering     9,581              429
costs
                                                      ---------     ------------
Net cash provided by (used in) financing activities     11,609              (7)
                                                      ---------     ------------

Net increase (decrease) in cash and cash equivalents     5,243          (2,763)
Cash and cash equivalents at beginning of period         4,930            7,637
                                                      =========     ============
Cash and cash equivalents at end of period             $10,173           $4,874
                                                      =========     ============

Supplemental   disclosures  of  significant  non-cash  investing  and  financing activities:

Conversion of promissory notes into common stock       $3,000                 -
Acquisition of property and equipment for
   issuance of long term debt                          $3,231            $8,814

See accompanying notes to condensed consolidated financial statements.

                           QUALITY SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Basis of Presentation

         The accompanying financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial information included therein. While the Company believes that the disclosures are adequate to make the information not misleading, this financial data should be read in conjunction with the audited financial statements and notes thereto for the year ended September 30, 1996 included in the Company's 1996 Annual Report on Form 10-K

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quality Semiconductor Australia, Pty., Ltd. (QSA). Intercompany accounts and transactions have been eliminated in consolidation.

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

     The preparation of the consolidated forward statements are in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates include provisions for excess and obsolete inventory, sales returns and product warranty claims. Actual results could differ materially from estimates. The Company's operating results are subject to a variety of risks common to the semiconductor industry, including bookings and shipment uncertainties, wafer yield fluctuations, and price erosion, as well as general economic conditions. The results of operations for the nine months ended June 30, 1997 may not necessarily be indicative of the results for the fiscal year ending September 30, 1997, or thereafter.

Note 2.  Inventories

         Inventories are stated at the lower of standard cost which approximates actual (first-in, first-out method) or market (estimated net realizable value).

Inventories consisted of (in thousands):

                                                June 30,           September 30,
                                                  1997                 1996
                                           ----------------     ----------------
 Raw Materials                                    $5,446               $7,141
 Work-in-process                                   5,309                2,578
 Finished goods                                    4,916                4,265
                                           ================     ================
                                                 $15,671              $13,984
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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, earnings per share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share for three and nine months ended June 30, 1997, and 1996, is not expected to be material.

Note 4. Convertible Promissory Notes

     In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5.0 million, of QSA. The notes are convertible at the option of the investors of the Company into either 732,931 shares of the Company's common stock or 732,931 shares of non-voting Series B Preference shares of QSA. The Company received $3.0 million of the total financing by December 1996, which were converted into 439,758 shares of common stock. Of the remaining amount, the Company decided not to sell, and one of the investors agreed not to buy $2.0 million of the notes.

Note 5. Redeemable Preference Shares

     In December 1996 the Company negotiated revised payment terms on the balance due to AWA Limited as a result of the acquisition of the wafer fabrication facility from AWA MicroElectronics Pty. Ltd. The revised payment terms are approximately $3.0 million by July 31, 1997 and the balance of approximately $4.0 million by January 31, 1998. The $4.0 million balance will bear interest at 10% from July 1, 1997.

Note 6. Issuance of Common Stock and Warrants

     In May 1997, the Company completed a private placement of 108,000 units, each consisting of 10 shares of common stock and a one-year warrant to purchase an additional share of common stock. The units were priced at $85.00 per unit, for a total of $9.2 million. Proceeds from the sale will be used for general corporate purposes and to fund the growth of its business.


Note 7.

     On March 28, 1996, the Company entered into a leasing agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance up to $8.2 million at a rate of 8.5% of wafer fabrication equipment for installation at QSA. In April 1997, Kanematsu agreed to allow the Company to borrow an additional $2.3 million at 9.25%. As of June 30, 1997, the Company had approximately $6 million of equipment leases outstanding under the agreement.

                           QUALITY SEMICONDUCTOR, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K. The preparation of the consolidated forward statements are in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates include provisions for excess and obsolete inventory, sales returns and product warranty claims. Actual results could differ materially from estimates.

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

     Net revenues for the quarter ended June 30, 1997 increased 48% from the corresponding period in the prior fiscal year. Net revenues for the nine months ended June 30, 1997 increased 26% from the same period in 1996. This increase in net revenues for the three and nine months ended June 30, 1997 was due to shipments of proprietary networking and clock management products which began shipments in fiscal 1997, and increased shipments in logic products, partially offset by lower average selling prices. As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to introduce and sell new products. Additionally, the Company seeks to increase unit sales of existing products, principally by reducing prices in conjunction with cost reduction programs. No assurance can be given that these efforts will be successful. There can be no assurance that the market for semiconductor products will either remain at its current level or grow in future periods. Further, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

     Gross margin was 43% of net revenues in the third quarter of fiscal 1997 as compared to 10% in the third quarter of fiscal 1996. During the third quarter of fiscal 1996, the Company recorded a $2.8 million write-down for excess inventory resulting from changes in the product revenue mix and reduced OEM demand. Prior to the recording of inventory write-downs, third quarter fiscal 1996 gross margins were 35%. The higher margins were principally due to changes in product mix, specifically, the sale of higher margin networking and clock management products and the Company's cost reduction programs. The gross margin for the nine months ended June 30, 1997 was 42% compared to 33% for the nine months ended June 30, 1996. Prior to inventory write-downs, the gross margin for the first nine months of fiscal 1996 was 41%. The increase was mainly due to the same reasons noted above. The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, competitive pressures on pricing and yield results. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can also vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

     Research and development expenses were $2.3 million or 14% of net revenues in the third quarter of fiscal 1997 as compared to $1.9 million or 17% of net revenues in the third quarter of fiscal 1996. Research and development expenses were $6.5 million or 15% of net revenues for the nine months ended June 30, 1997 as compared to $4.9 million or 15% of net revenues for the nine months ended June 30, 1996. This increase for the three and nine months ended June 30, 1997, was mainly the result of costs associated with the development of new products and the added costs of the development and design center groups located at QSA. The Company expects that its research and development expenses will increase, although such expenses may vary as a percentage of net revenues in future periods. The Company believes that the continued development of its process technology and new products and its continued investment in research and development is necessary to maintain a strong technological position in the industry.

     Sales and marketing expenses were $2.1 million or 13% of net revenues in the third quarter of 1997, as compared to $1.7 million or 15% of net revenues in the third quarter of fiscal 1996. The increase in total selling expense, was due to increased sales commissions as a result of higher net revenues. Sales and marketing expenses were $5.8 million or 14% of net revenues for the nine months ended June 30, 1997 as compared to $5.3 million or 16% of net revenues for the nine months ended June 30, 1996. The increase in selling expenses was mainly due to increased sales commissions as a result of higher revenues. The Company believes that increased expenses for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses will continue to increase but may vary as a percentage of net revenues in future periods. However, there can be no assurance that net revenues will grow at the same rate as expenditures for sales and marketing are incurred.

     General and administrative expenses were $1.1 million or 7% of total revenues in the third quarter of fiscal 1997, as compared to $1.1 million or 10% of total revenues in the third quarter of fiscal 1996. General and administrative expenses were $3.1 million or 7% of net revenues for the nine months ended June 30, 1997 as compared to $3.0 million or 9% of net revenues for the nine months ended June 30, 1996. Total general and administrative expenses for the three and nine month period ending June 30, 1997 has remained flat compared to the prior years three and nine month periods.

     Interest expense, net of interest income, was $101,000 during the three months ended June 30, 1997 compared to interest expense of $74,000 during the third quarter of fiscal 1996. Net interest expense was $268,000 for the nine months ended June 30, 1997 compared to net interest income of $165,000 for the nine months ended June 30, 1996. For the three and nine months ended June 30, 1997, the increase in net interest expense was due to $5.0 million of cash used for the purchase of AWAM assets (QSA) in February 1996, increased interest expense associated with the increase in notes payable used to purchase property and equipment for QSA and interest expense on the Redeemable Preference Shares issued as part of the consideration for the purchase of QSA.

     The Company's estimated effective tax rate was 35% for the three and nine months ended June 30, 1997. This rate is based on the estimated annual tax rate complying with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The Company recorded a tax benefit for the three and nine months ended June 30, 1996 based on a effective rate of 35%. This benefit was based on available carry-back potential of operating losses incurred.

Factors That May Affect Future Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i) competition, such as competitive pressures on average selling prices of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce and qualify new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) the Company operates a wafer fabrication facility which involves significant risks typically inherent in any manufacturing endeavor, as well as additional risks associated with production yields, technical difficulties with process control, expenses associated with responding to increases in environmental pollution regulation or disposal of environmentally hazardous waste and events limiting production, such as fires or other damage, and the inability to keep production at a high level; (vi) expenses that may be incurred in obtaining, enforcing and defending claims with respect to intellectual property rights;
(vii) sales and marketing, such as loss of significant distributor, concentration of customers, and volume discounts that may be granted to significant customers; (viii) customer demand, such as market acceptance of products, the timing, cancellation or delay of customer orders and general economic conditions in the semiconductor and electronic systems industries, as well as other factors, such as risks associated with doing business abroad, retention of key personnel and management of growth and volatility in the Company's revenues and stock price.

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

     A substantial amount of the Company's revenues are derived from sales of interface logic devices and, in particular, products in the Company's FCT, LCX, and QuickSwitch logic family. During fiscal 1997, the Company commenced shipments of its CMOS Fast Ethernet products. The Company anticipates that sales of these interface logic products will continue to comprise a substantial portion of the Company's revenues for the foreseeable future. The demand for such products may be sharply reduced by competition and by microprocessors or other system devices that increasingly include interface logic. Because of the Company's dependence on sales of these products, declines in gross margins for these products resulting from declines in ASPs or otherwise could have a material adverse effect on the Company's operating results.

     During fiscal 1997, the Company commenced shipping its advanced CMOS Fast Ethenet transceiver chips that provide high integration solutions for the adapter, repeater, switch and card bus markets, and a ATM mux/demux chips for the ATM multiplexer and switch markets. These products are in the early stages of production and test results may vary more than for products in later stages of production. The Company commenced shipping these units to its customers with their approval prior to completion of qualification. Management has made estimates on future returns of these products and provided necessary reserves. These estimates could change and the actual return rates could be higher. Should the Company not complete the qualification process on a timely basis, there is no assurance that customers will continue to purchase and utilize pre-qualification units. There can be no assurance that production yields will meet management projections or that the performance of these products will meet actual specifications. Additionally, functionality and demand for such products may not meet the Company's or customers expectations. In addition, the demand and pricing for such products may decline as competition and availability increase, and more advanced products are introduced.

     The Company's future success is highly dependent upon the timely completion and introduction and qualification of new products at competitive price/performance levels. The failure of the Company to timely complete and introduce new products at competitive price/performance levels could materially and adversely affect the Company's operating results. New products are generally incorporated into a customer's product or system at the design stage. However, design wins, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues.

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

     The Company purchases a significant amount of its semiconductor wafers and substantially all of its assembly services from foreign suppliers. In addition, sales outside of North America accounted for approximately 39% of the Company's net revenues in the third quarter of fiscal 1997 as compared to 36% in the third quarter of fiscal 1996. Sales outside of North America for the first nine months of fiscal 1997 were 44% of net revenues as compared to 39% for the first nine months of fiscal 1996. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, reduced protection for intellectual property rights, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located. The Company's purchases of wafers from Seiko Instruments Inc. are denominated in Japanese yen. Although the Company has from time to time engaged in hedging activities to mitigate exchange rate risks, there can be no assurance that the Company will not be materially adversely affected by a decline in exchange rate.

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

     The Company's future success will depend to a large extent on the continued contributions of key employees, who would be difficult to replace. The future success of the Company also will depend on its ability to attract and retain qualified marketing, technical and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. The loss of or failure to attract and retain any such persons could have a material adverse effect on the Company's business. To manage recent and potential future growth effectively, the Company will need to continue to implement and improve its operational, financial and management information systems and to hire, train, motivate and manage its employees. There can be no assurance that the Company will be able effectively to achieve growth or manage any such growth, and failure to do so could have a material adverse effect on the Company's operating results.

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

     The Company markets and distributes its products primarily through manufacturers' representatives and independent distributors. Domestic distributors accounted for approximately 18% of the Company's net revenues during the third quarter of fiscal 1997 and 25% in the third quarter of fiscal 1996. Domestic distributors accounted for approximately 20% of the Company's net revenues during the first nine months of fiscal 1997 and 27% of net revenues during the first nine months of fiscal 1996. The Company's distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results.

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

Liquidity and Capital Resources

     In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5.0 million, of QSA. The Company received $3.0 million of the total financing in December 1996. The Company decided not to sell, and one of the investors agreed not to buy $2.0 million of the notes. The $3.0 million of notes issued by the Company were converted into 439,758 shares of the Company's common stock. In May 1997, the company completed a private placement of 108,000 units, each consisting of 10 shares of common stock and a one-year warrant to purchase an additional share of common stock resulting in total proceeds of $9.2 million. The Company intends to use the proceeds for payment on the debt incurred in connection with the acquisition of certain assets of AWAM, general corporate purposes and working capital.

     During the first nine months ended June 30, 1997 the Company used $1.5 million in cash from operating activities compared to $1.7 million of cash provided from operations during the first nine months of fiscal 1996. The use of cash in operating activities for the first nine months of fiscal 1997 were mainly due to the increase in operating assets and liabilities including increases in inventory, accounts receivable and deferred revenue due to the growth of the Company. Cash used in investing activities during the first nine months of fiscal 1997 totaled $4.9 million compared to $4.4 million in the first nine months of fiscal 1996. The use of cash in the first nine months of fiscal 1997 was due to the purchase of equipment, mainly for the wafer fab facility, and increase in short-term investments. The use of cash in first nine months of fiscal 1996 was due to the acquisition of the wafer fab facility and related equipment, offset by the proceeds from the sale of short-term investments. Proceeds provided by financing activities of $11.6 million for the first nine months of 1997 were primarily from the receipt of $9.0 million from the completion of the private placement, net of issuance costs, and issuance of $2.9 million in notes payable which were subsequently converted to common stock. See
Note 4 and 6 of Notes to Condensed Consolidated Financial Statements. Financing activities for the first nine months of fiscal 1996 used cash of $7,000 primarily due to the payment on long-term debt and offset by the issuance of stock.

     On March 28, 1996, the Company entered into a leasing agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance up to $8.2 million at a rate of 8.5% of wafer fabrication equipment for installation at QSA. In April 1997, Kanematsu agreed to allow the Company to borrow an additional $2.3 million at 9.25%. As of June 30, 1997, the Company had approximately $6 million of equipment leases outstanding under the agreement.

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

PART II OTHER INFORMATION

Item 1.           Not Applicable

Item 2.           Changes in Securities

     In November 1996, the Company negotiated the private placement for cash of unsecured convertible promissory notes in the principal amount of $5.0 million of QSA. Needham & Company received a 1% placement fee upon completion of the transaction. The notes were convertible at the option of the investors of the Company into either 732,931 shares of the Company's common stock or 732,931 shares of non-voting Series B Preference shares of QSA. The Company received $3.0 million of the total financing as of December 31, 1996 and converted the notes issued for such amount into 439,758 shares of the Company's common stock. The Company decided not to sell, and one of the investors agreed not to buy $2 million of the notes. The Company has relied on the private placement exemption provided by Section 4(2) of the Securities Act of 1933, as amended, with respect to placement of the notes and the issuance of shares of unregistered common stock of the Company underlying the convertible notes.


     In May 1997, the Company completed a private placement (the "Private Placement") of 108,000 units, each consisting of ten (10) shares of the Company's Common Stock and a one-year warrant to purchase one (1) additional share of the Company's Common Stock for $8.50 per share. The units were priced at $85.00 per unit for a total of $9.2 million in cash. Needham & Company, Inc. received a placement fee of $60,000 for services rendered in connection with the Private Placement. The Company relied on Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act"), which, among other things, provides an exemption from the registration requirements of the Act for sales to accredited investors (as defined by Rule 501(a) of Regulation D under the Act). Under the terms of the Private Placement, the Company agreed to file a Registration Statement on Form S-3 (the "Form S-3") within thirty days of the closing of the transaction, to cover the shares of the Company's Common Stock that were delivered to the investors at the closing and that are issuable upon exercise of the warrants. The Form S-3 was filed on June 27, 1997 and was declared effective on July 11, 1997.

Item 3, 4 and 5   Not appicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits
                       No. 11.1 - Statement of Computation of Earnings Per Share

                  (b)  Reports on Form 8-K

                       On June 12, 1997, the Company filed a report on Form 8-K, reporting under Item 5 thereof, the Private Placement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Quality Semiconductor, Inc.
                                     (Registrant)



Date:    July 25,1997        By: /s/  R. Paul Gupta
                                      R. Paul Gupta
                                      Chief Executive Officer



Date:    July 25, 1997       By: /s/  John P. Goldsberry
                                 -----------------------
                                      John P. Goldsberry
                                      Chief Financial Officer
                                      Chief Accounting Officer

                                                                    Exhibit 11.1


                           QUALITY SEMICONDUCTOR, INC.

              STATEMENT OF COMPUTATION OF EARNINGS (LOSS) PER SHARE
                      (In thousands, except per share data)
                                   (Unaudited)

                                                 Three months ended                 Nine months ended
                                                       June 30,                         June 30,
                                            ------------------------------    ------------ --- -------------
                                                1997             1996            1997              1996
                                            -------------     ------------    ------------     -------------
Net income (loss)                                  $887          ($1,783)        $1,390           ($459)
                                            =============     ============    ============     =============
Computation of common and common
   equivalents
      shares outstanding
      Common Stock                                6,461             5,494           6,041          5,518
      Options and warrants                          635                               591              -
                                                                        -
                                            -------------     ------------    ------------     -------------
Shares used in computing per share amounts        7,096             5,494           6,632          5,518
                                            =============     ============    ============     =============

  Net income (loss) per share                     $0.13           ($0.32)           $0.21        ($0.08)
                                            =============     ============    ============     =============



----------
Fully diluted  computation  not presented since such amount differs by less than
3% of the net income per share amount shown above.


                                                                   Exhibit 27.1

                           QUALITY SEMICONDUCTOR, INC.

                             Financial Data Schedule
                      (In thousands, except per share data)
                                   (Unaudited)

Fiscal Year End  September 30, 1997
Period Beginning October 1, 1996
Period Ending June 30, 1997

Cash and cash items                                                      10,173

Marketable securities                                                     4,267

Notes and accounts receivable - trade                                    14,839

Allowances for doubtful accounts                                           (136)

Inventory                                                                15,671

Capital current assets                                                   48,562

Property, plant and equipment                                            35,653

Accumulated depreciation                                                (15,011)

Total assets                                                             71,686

Total current liabilities                                                20,992

Bonds, mortgages and similar debt                                             -

Preferred stock - mandatory redemption                                    7,232

Preferred Stock - non-mandatory redemption                                    -

Common Stock                                                                  7

Other Stockholders' Equity                                               44,202

Total liabilities and stockholders' equity                               71,686

Net sales of tangible products                                           42,189

Total revenue                                                            42,189

Cost of tangible goods sold                                              24,414

Total costs and expenses applicable to sales and revenue                 24,414

Other costs and expenses                                                 15,369

Provision for doubtful accounts and notes                                    10

Interest and amortization of debt discount                                 (268)

Income before taxes                                                       2,138

Income tax expense                                                          748

Income/loss continuing operations                                         1,390

Discontinued operations                                                       0

Extraordinary items                                                           0

Cumulative effect-changes in accounting principles                            0

Net income or loss                                                        1,390

Earnings per share - primary                                               0.21

Earnings per share - fully diluted                                         0.21