Form 10-K
period 1997-09-28
QUALITY SEMICONDUCTOR INC
filed 1997-12-19
CIK 869886

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Fiscal Year ended September 28, 1997
                         Commission File Number 2-23128

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

The aggregate market value of the voting stock held by non-affiliates of the registrant (based on the closing price as reported on the NASDAQ/NMS for December 12, 1997 was $25,095,652. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of December 12, 1997 was 7,373,081.

                       DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the Registrant's Proxy Statement related to the 1998 Annual Meeting of Shareholders, to be filed subsequent to the date hereof - Part III.

                                     PART I

Item 1.           Business

         Information set forth in this report constitutes and includes forward looking information. The accuracy of such information is subject to a variety of risks and uncertainties, including product mix, the Company's ability to obtain or maintain design wins, market conditions in the personal computer and semiconductor industries, product development schedules and other matters. Actual results may differ from the results discussed in such forward looking statements.

Introduction

         Quality Semiconductor, Inc. ("QSI" or the "Company") designs, develops and markets high-performance logic, clock management and QuickSwitch(R) devices, advanced memory products and advanced networking semiconductor products. The Company targets systems manufacturers principally in the networking, computer, workstation, and telecommunications markets. QSI's logic products include the 5-volt QSFCT and 3.3-volt LCX families of high-speed, low-noise interface devices that interconnect various elements in a microprocessor-based system, and the QuickSwitch(R) family of high-speed, low resistance bus switches, which can be used for many applications, such as facilitating the use of mixed voltages in a microprocessor-based system. QSI's networking products include two Fast Ethernet CMOS transceivers that provide high integration solutions for the adapter, repeater, switch and card bus markets and an ATM multiplexer/demultiplexer device.

         Quality Semiconductor was incorporated in 1984 under the laws of California. The Company's principal executive offices are located at 851 Martin Avenue, Santa Clara, California 95050-2903 and its telephone number is (408) 450-8000.

Industry Background

         Higher System Performance Requirements

         The worldwide demand for processing and transmitting information is growing rapidly. This has created major challenges and opportunities for manufacturers of electronic systems that must continue to increase their system performance to meet these demands. Historically, the markets for high-performance electronic systems were limited to advanced, small volume applications. However, recent trends in the networking, computer, workstation, telecommunication, and portable system markets have dramatically increased the demand for high-performance systems.

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

         Personal Computer and Workstation

         Demand for higher performance computers and workstations is increasing as graphical user interfaces are more universally adopted, desktop data processing requirements are growing and new performance-intensive applications, such as multimedia and image processing, are consuming more microprocessor and video bandwidth. To meet this need, personal computer and workstation manufactures are demanding increasingly higher performance controllers, subsystems and peripheral devices that operate in tandem with these systems

         Telecommunications

         Telecommunications companies are increasingly installing advanced fiber optic networks capable of transmitting hundreds of times more voice and data information, at much higher transmission speeds, than was possible just a few years ago. The demand for higher performance systems is expected to continue to grow as the industry moves towards mixing text, voice, image, video and other data types. In order for these companies to transmit and switch data at such high speeds, telecommunications equipment manufacturer's are demanding higher performance logic devices for their increasingly advanced systems products.

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

         Demand for Higher Performance Integrated Circuits

         The increasing demand for higher performance microprocessor-based systems in applications such as networking, personal computers, workstations, telecommunications and mobile computing has created a need for higher performance system components. During the last ten years, system speeds have increased from less than 10 MHz (megahertz) to more than 233 MHz and bus widths (the number of signals handled in parallel between system components) have expanded from 8 bits to 64 bits or more. In order to realize the benefits of faster microprocessors and avoid bottlenecks elsewhere in the system, system designers are demanding higher performance interface logic and memory integrated circuits.

QSI Products

         The Company offers a wide range of high performance logic, logic intensive specialty memory, and networking products for systems manufacturers in a variety of markets, including the networking, personal computer, workstation, peripherals, I/O subsystems, telecommunications and portable systems industries.

         High Performance Networking Products

         The Company has several networking products that provide high integration solutions for the adapter, repeater, switch and card bus markets. The Company's product development in the networking market is directed to multimedia applications and interoperability. The QS6810 ATM 4:1 Multiplexer/Demultiplexer serves the ATM Switch and Transmission Market. The QS6611 10/100 TX/Fast Ethernet Symbol Transceiver and the QS6612 10/100 Base TX Ethernet MII Transceivers are the first members of a family of networking products to serve the LAN and WAN markets. See "Factors That May Affect Future Results - Dependence on Networking Product Line".

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

         QSFCT Interface Logic Products

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

         QuickSwitch(R) Products

         The Company's innovative QuickSwitch(R) family of products consists of high-speed switches for direct bus connection with virtually no delay (250 picoseconds, or 0.25 nanosecond), no added ground bounce, no added power dissipation, and requirement for no directional control. QuickSwitch(R) devices provide higher performance alternatives to FCT and other families of interface logic where high current drive capability is not required. In addition, they can replace traditional TTL buffers and transceivers (components that can both transmit and receive signals) to reduce overall propagation delay, noise, control complexity and power consumption. The Company has experienced growth in sales of the QuickSwitch(R) product family in the data communication, telecommunication, workstation and peripheral interface markets because of the products' signal switching and routing capabilities. QSI's current QuickSwitch(R) offering includes products designed for applications such as digital and analog switching, 5.0-to-3.3-volt conversion, signal swapping, multiplexing, and pin-for-pin replacement of standard logic components. The Company is developing new products in the QuickSwitch(R) family by incorporating features of the QuickSwitch(R) design into higher integration products, such as a series of crossbar switches and QuickScanTM devices for boundary scan test applications.

         Clock Management Products

         As clock speeds of microprocessors increase, previously acceptable levels of clock signal skew (timing variance of clock signals within a system) can cause fatal timing errors. QSI's product solutions for clock signal distribution are intended to enable system designers to achieve low-skew clock signal distribution, which can eliminate the need for higher-cost high-speed logic devices. The clock buffer family of products allows single or multiple clock inputs to be distributed across up to 22 output pins with guaranteed low skew. The Company's PLL (Phase-Locked-Loop) clock driver was designed to duplicate an input clock while also providing various output options. See "Factors That May Affect Future Results - Year 2000 Compliance."

         FIFO Memory Products

         In October 1997, the Company made a strategic decision to exit the FIFO memory product market. This decision was made in order to focus the Company's resources on other faster growing segments of the semiconductor industry, including networking and telecommunication markets. The FIFO market accounted for a small percentage of the Company's revenues. As part of this decision, the Company wrote off approximately $2.5 million of inventory and other costs in the fourth quarter of fiscal 1997 primarily related to the FIFO product line.

Customers and Applications

         QSI's customers are performance-oriented systems manufacturers in industries such as networking, personal computers and workstations. QSI ships products to customers on an OEM (Original Equipment Manufacturer) basis and to customers through the Company's distributors.

         A relatively small number of customers have accounted for a significant portion of the Company's net revenue in each of the past several fiscal years. In fiscal 1997 four customers accounted for over 35% of net revenues, compared to 9 customers which accounted for over 35% of net revenues in fiscal 1996. In fiscal 1995 sales to the Company's top ten systems manufacturer customers accounted for more than half of total net revenues. See "Factors That May Affect Future Results - Customer Concentration."

Backlog

         QSI primarily manufactures and markets standard products. Sales are generally made pursuant to purchase orders, which are frequently revised to reflect changes in customer's requirements. As of September 28, 1997, the Company's backlog was approximately $15.3 million, as compared to approximately $13.0 million at September 29, 1996. The Company's backlog includes OEM and distributor purchase orders accepted by the Company for products scheduled for shipment within the following six months. Orders constituting the Company's backlog are subject to delivery rescheduling, price renegotiations and cancellation at the option of the buyer without significant penalty. The Company's business, in line with that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules. In addition, the Company's actual shipments depend upon the manufacturing capacity and timely delivery of the Company's wafer fabrication suppliers. Although useful for the purposes of short-term scheduling, backlog as of any particular date may not be a reliable measure of sales for any future period.

Sales and Distribution

         The Company markets its products primarily to systems manufacturers in North America through its distributors and independent manufacturers representatives, and internationally through foreign distributors. The Company has three principal North American distributors, Arrow, Nu-Horizons and Bell/Milgray Industries. Domestic distributors accounted for approximately 19% of the Company's net revenues during fiscal 1997 as compared to 26% in fiscal 1996. Arrow Electronics accounted for more than half of such sales in each period. The Company defers recognition of revenue and related gross profit from sales of products to these North American distributors until after the distributors have resold these products to their customers. In addition, QSI's independent manufacturers' sales representatives in the United States and Canada generally assist the Company in achieving design wins and procuring purchase orders from systems manufacturers. See "Factors That May Affect Future Results - Customer Concentration."

         To assist the Company's distributor and independent sales representative, the Company has 6 sales professionals located at the Company's sales offices in northern and southern California, Georgia, Massachusetts and the United Kingdom as of September 28, 1997. The Company also employs field application engineers who work directly with the Company's customers to assist them in designing systems incorporating the Company's products.

         Sales outside of the United States accounted for approximately 44%, 43% and 29% of net product sales for fiscal years ended 1997, 1996, and 1995, respectively. The Company expects that export sales will continue to represent a significant portion of its product sales. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic conditions, import and export controls and changes in tax laws, tariffs and freight rates.

         The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. The Company's distributors typically offer competing products. Although the Company believes that to date it has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed the Company's allowance, particularly in connection with the introduction of new products or enhancements or existing products. In addition there can be no assurance that future sales by distributors or representatives will continue at present levels. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results. See "Factors That May Affect Future Results - Dependence on Manufacturing Representatives and Distributors."

Competition

         The Company competes in different product areas, to varying degrees, on the basis of technical innovation and performance of its products, including their speed, density, power usage, reliability, and space-saving package options, as well as on price, quality and product availability. The Company's competitive strategy is to offer high-performance, small packaged products.

         The semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technology changes, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies, such as Integrated Device Technology, Inc., Texas Instruments Incorporated, National Semiconductor Corporation, Level One and Cypress Semiconductor Corporation, that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. In the event of a downturn in the market for interface logic or networking markets, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position that the Company. Competitors with greater financial resources or broader product lines also may have more resources than the Company to engage in sustained price reductions in the Company's primary markets to gain market share.

         The Company is continually in the process of designing new improved products to maintain its competitive position. Because of continual improvements in semiconductor design and processing technology, the Company believes that its future success will depend on its ability to continue to improve its products and processes and develop new technologies and products in order to remain competitive. The Company has been developing capacity for the fabrication, since the acquisition of the Wafer Fabrication facility in February 1996. Many of the Company's competitors already have this capacity which may provide such companies with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, with smaller geometries or superior process technologies at the same geometries could manufacture and sell competitive, higher performance products at a lower price. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's operating results.

         As is typical in the semiconductor industry, competitors of the Company have developed market products having similar or identical design and functionality as the Company's products, and the Company expects that this will continue in the future. For example, products that are pin-compatible with many of the Company's QSFCT products are available from competitors. To the extent the Company's products do not achieve performance, size or other advantages over products offered by competitors, the Company will experience greater price competition with respect to such products. The Company also faces competition from the makers of microprocessors or other system devices, including ASICs, that have been and may be developed for particular systems. These devices increasingly include interface logic and specialty memory functions and as a result may eliminate the need or sharply reduce the demand for the Company's products in particular applications.

         Historically, average selling prices ("ASPs") in the semiconductor industry have decreased over the life of the particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to introduce new higher performance products with higher ASPs or is unable to introduce new higher performance products with higher, the Company's operating results would be materially and adversely affected. Any yield or other production problems, shortages or supply that increase the Company's manufacturing costs, or failure to reduce manufacturing costs, would have a material adverse effect on the Company's operating results.

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

Manufacturing

         Wafer Fabrication

         In February 1996, the Company purchased a fully functional wafer fabrication facility and product design center located in Australia. The Company receives a significant amount of its wafer requirements for its logic and memory products from this facility. QSI believes that maintaining its own wafer fabrication capability provides a reliable source of supply of semiconductors and ability to develop new products and technology. To increase its competitive position, the Company has introduced programs to reduce manufacturing cycle time, improve yields and lower costs. See "Factors That May Affect Future Results - Risks Associated With Operating Australian Fabrication Facility."

         Additionally, a majority of the Company's more advanced, smaller geometry circuits semiconductor products are fabricated by Taiwan Semiconductor Manufacturing Company ("TSMC"). The remainder of the Company's products are manufactured by Seiko Instruments Inc. ("Seiko") and Ricoh Corporation ("Ricoh"). The Company utilized Yamaha Corporation ("Yamaha") for wafer capacity prior to fiscal 1997. See "Factors That May Affect Future Results - Dependence on Fabrication, Assembly and Test Subcontractors."

         In connection with fabrication arrangements with Seiko and Yamaha, the Company has granted perpetual, non-exclusive licenses to use the Company's QCMOS process technology to manufacture integrated circuits at their facilities in Japan, including for their own use and, for the purpose of fabricating integrated circuits for third parties, subject to certain competitive restrictions. In exchange for these licenses, the Company received an aggregate of more than $13 million in technology development and license fees, and the Company also has certain rights to use process improvements that may be developed by Seiko. The Company also is entitled to receive additional royalties upon the sale of products manufactured by Seiko for third parties using the Company's process technology, although no such products have been manufactured to date or currently are proposed to be manufactured. The license agreements contain certain restrictions and the right of Seiko to use the Company's process technology to manufacture and sell certain products, including those within the fields of the Company's primary logic and memory markets. Subject to certain royalty payment requirements, Seiko has a non-exclusive license to use the Company's designs to manufacture certain products for sale in Japan, although they have not done so to date.

         Assembly

         The Company performs circuit assembly through four overseas subcontractors. In the assembly process, silicon wafers are cut into individual die that are then assembled into packages in accordance with procedures developed by the Company. While the timeliness and quality of product deliveries from the Company's subcontractors have been acceptable to date, there can be no assurance that difficulties will not occur in the future. Any significant disruption in adequate supplies from, or degradation in the quality of components supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply, could delay shipment of products and have a material adverse effect on the Company's operating results. Although the Company believes it has gained certain competitive advantages through reduced-size packaging innovations. The Company does not have exclusive rights to use such designs or related packaging methods and many of the Company's packaging designs, such as the QSOP and QVSOP packages, are currently available for products sold by the Company's competitors. Also, there can be no assurance that the Company's assembly subcontractors, who have gained significant expertise in the application of the Company's packaging designs and methods, such as QSOP, QVSOP or HQSOP, will not use such expertise in providing product assembly for the Company's competitors, which could have an adverse effect on the Company's competitive position and its results of operations.

         Test

         Following assembly, the packaged devices currently are tested and inspected by the Company or its domestic test contractor or overseas assembly contractors in accordance with the Company's quality assurance program before shipment to customers. The Company recently increased its reliance on overseas testing houses for product testing. See "Factors That May Affect Future Results
- Dependence on Fabrication Assembly and Test Subcontractors."

Research and Development

         The Company's research and development efforts are focused on the design of new networking, interface logic and specialty memory devices, improvements in the Company's process and design technologies, the development of integrated logic and memory devices, improvement of existing device performance, cost reductions in the manufacturing and assembly process and improvements in device packaging. As of September 28, 1997, the Company had 49 employees involved in research and product development activities.

         The Company's research, development and engineering expenses in the fiscal years 1997, 1996 and 1995 were approximately $9.3 million, $7.0 million and $6.3 million, respectively. The Company expects that it will continue to spend substantial funds on research and development in order to maintain its competitiveness in new product and process technology development.

         Although the Company believes that in certain product lines it may be desirable to apply its QCMOS process at smaller geometries than it currently uses and that it will be technologically possible to do so, there can be no assurance that technological or other difficulties will not prevent or delay a successful transition to smaller geometries. Also, given the Company's limited financial and operational resources the Company will depend substantially upon its fabrication suppliers for research and development assistance in completing this transition. There can be no assurance that any supplier will be willing or financially able to provide such development assistance, or to make the significant financial commitments, including investments in new fabrication facilities, that will be necessary to implement production using QCMOS process at smaller geometries.

         The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company's ability to secure sufficient wafer fabrication capacity, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company's recently acquired fabrication facility and independent wafer suppliers, and the Company's ability to offer such new products at competitive prices. There can be no assurance that the Company will be able to successfully identify new product opportunities and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. In addition, the Company may experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of such new products or other difficulties in achieving volume production of these new products. The failure of the Company to complete and introduce new products in a timely manner and at competitive price/performance levels would materially and adversely affect the Company's operating results. See "Factors That May Affect Future Results - Dependence on New Products."

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

         Notwithstanding the Company's pursuit of patent protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent ownership. The Company also relies substantially on trade secrets and propriety technology to protect its technology and manufacturing know-how, and works actively to foster continuing technological innovation to maintain and protect its competitive position. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies. In addition, in connection with its fabrication supply arrangements, the Company has granted Seiko and Yamaha non-exclusive licenses to the Company's fabrication process technology and certain of the Company's product designs, subject to certain competitive restrictions and royalty requirements. There can be no assurance that Seiko and Yamaha will not employ such technology to compete with the Company.

         The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. There can be no assurance that third parties will not assert claims against the Company that result in litigation. Any such litigation, whether or not determined in favor of the Company, could result in significant expense and divert the Company's attention from other matters. If any of the Company's products were found to infringe any third party patent, and such patent were determined to be valid, the third party would be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, depending on the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages, which could include treble damages for any infringement that is determined to be willful. Although QSI could seek a license to sell products determined to infringe any third party patent, there can be no assurance that a license would be available on terms acceptable to the Company, if at all. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time consuming, and there is no assurance the effort would be successful. See "Factors That May Affect Future Results - Patents and Proprietary Rights ."

Subsidiary

     On  February  16,  1996  the  Company   acquired   certain  assets  of  AMA
MicroElectronics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. ("QSA"), included a fully operational wafer foundry business and product design center.

Employees

     At September 28, 1997, the Company had approximately 206 full-time employees, including 32 in sales, marketing and customer support, 102 in manufacturing, assembly and testing, 49 in research and product development, and 23 in finance and administration.

     The Company's future success will depend to a large extent on the continued contributions of Chun P. Chiu and R. Paul Gupta, who would be difficult to replace. The future success of the Company also will depend on its ability to attract and retain qualified marketing, technical and management personnel, particularly highly skilled design, process and test engineers, for whom competition is intense. The loss of or failure to attract and retain any such persons could delay product development cycles or otherwise have a material adverse effect on the Company's business. The Company has never had a work stoppage and certain employees of the Company's wafer fab facility are represented by a labor organization. The Company considers its employees relations to be good.

Officers and Directors of the Registrant

         The officers and directors of the Company and their ages as of September 28, 1997 are as follows:

Name                            Age   Position

Chun P. Chiu                    55    Chairman of the Board of
                                      Directors and Chief Technical Officer
R. Paul Gupta                   59    President and Chief Executive Officer
Albert Enamait                  58    Vice President of Sales and Marketing
Edward J. Bradley, Jr.          54    Vice President of Manufacturing Operations
John P. Goldsberry              43    Vice President - Finance and
                                      Chief Financial Officer (1)
Richard A. Bottomley            33    Controller
Andrew J. S. Kang               46    Director
Robert L. Puette                55    Director
Masaharu Shinya                 54    Director
David D. Tsang                  55    Director

     (1) Mr. Goldsberry resigned from the Company effective November 19, 1997 to pursue other interests.

     Mr. Chiu, one of the Company's founders, has served as the Company's Chairman of the Board since its inception in 1988, Chief Executive Officer from inception until March 1996 and President from inception until June 1994. In March of 1996 he also became the Company's Chief Technical Officer. In 1980, Mr. Chiu co-founded Integrated Device Technology, Inc. ("IDT"), a semiconductor manufacturer, and served in various management positions at IDT through 1988, most recently as Director, Business Development for Japan and Far East. Mr. Chiu also has served as a director of a privately owned company, Capella Micro Systems, since December 1996. Mr. Chiu holds an MSEE degree from Oregon State University and a BSEE degree from Waseda University, Tokyo, Japan.

     Mr. Gupta has served as Chief Executive Officer since March 1996, Chief Operating Officer from February 1993 to March 1996 and as a director of the Company since August 1995. He served as Vice President of Operations from August 1992 until June 1994. Since May 1995, Mr. Gupta has served as a director of YieldUp International Corp. He also serves as a director of Innovision Lab, a privately held company. From 1988 to 1992, Mr. Gupta served as President of Blackship Computers, a system integration company. Mr. Gupta holds a BSEE degree from California State University-San Luis Obispo.

     Mr. Albert Enamait has served as the Company's Vice President of Sales and Marketing since July 1, 1996. From 1991 until 1996 Mr. Enamait was a consultant with BJE Associates, an executive training and consulting firm. From 1989 to 1991, Mr. Enamait was Director, Worldwide Sales and Standard Product Marketing for Raytheon Semiconductor, a semiconductor manufacturer.

     Mr. Edward J. Bradley, Jr. joined the Company in January 1993. Before his appointment to Vice President of Operations in February 1996, Mr. Bradley served as Director, Manufacturing Operations. Prior to joining the Company, Mr. Bradley was employed with Harris Semiconductor (formerly GE/Intersil), a semiconductor manufacturer, where he held various positions in manufacturing management including Operations Manager, Plant Manager and Director of Production Control and Test Operations.

     Mr. John Goldsberry has served as Vice President - Finance and Chief Financial Officer of the Company from March 1997 through November 17, 1997. During 1996, Mr. Goldsberry served as Vice president and Chief Financial Officer of DSP Group, which develops and markets digital signal processors and speech compression algorithms. From 1992 to 1995 Mr. Goldsberry served as Vice President and Chief Financial Officer of the Good Guys, a computer electronics retailer. Prior to 1992, Mr. Goldsberry held various positions at Saloman Brothers and Morgan Stanley. Mr. Goldsberry received his bachelor's degree in applied mathematics from Harvard College and his Ph.D. in business economics from Harvard University.

     Mr. Richard A. Bottomley has assumed the interim role of Chief Financial Officer of the Company since the resignation of John Goldsberry on November 19, 1997. Mr. Bottomley has been the Controller of the Company since August 1996. Mr. Bottomley has served in a similar position with Actel Corporation, and prior to that was with Ernst & Young LLP for seven years.

     Mr. Kang has served as a director of the Company since 1992. In 1990, Mr. Kang founded Technology Associates Corp., a Taiwanese venture capital company and was its President until October, 1997. Since October, 1997 Mr. Kang has been the Managing Director of Technology Associates Management Co., Ltd., which manages Techgains venture fund. Mr. Kang also is serving as the president of Natural Polymer International Corp., a Dallas based biodegradable material research manufacturing company. Mr. Kang holds a MA degree from Soochow University, Taiwan, and MSM from ADL Management Education Institute, Cambridge, MA.

     Mr. Puette has served as a director of the Company since 1992. Mr. Puette is the President of Centigram Corporation, a communications solution company. Mr. Puette was the Chairman, President and Chief Executive Officer of NetFRAME Systems, Inc., a computer company from 1995 to 1997. From 1990 to 1993, Mr. Puette served as President of Apple USA, a computer manufacturer. Prior to 1990, Mr. Puette served as a group general manager of Hewlett-Packard Company, an electronics and systems company. Mr. Puette also serves as a director of Cisco Systems, Inc., a networking company. Mr. Puette holds a BSEE degree from Northwestern University and a MSDR degree from Stanford University.

     Mr. Shinya has served as a director of the Company since its inception in 1988. Mr. Shinya has served as President of Kanematsu Semiconductor Corporation, a distributor of electronics products in Tokyo, Japan, since 1990 and from 1988 to 1990, as Senior Managing Director. Kanematsu Semiconductor Corporation is a subsidiary of Kanematsu Corporation, a large Japanese trading house. Mr. Shinya also serves on the Board of Directors of several privately held companies.

     Mr. Tsang has been President and Chief Executive Officer of Oak Technology, Inc. ("Oak") since he founded the company in July 1987 and a director of Oak since October 1987. He has also served as Chairman of the Board of Directors of Oak since January 1991. Mr. Tsang has also held the position of Chief Financial Officer and Secretary of Oak. Since January 1997, he has also been a director of ASE Test Ltd. Mr. Tsang holds a BSEE degree in electrical engineering from Brigham Young University and an MS degree in electrical engineering from the University of Santa Clara.

Item 2.           Properties

     The Company's headquarters and research and development activities are located in Santa Clara, California, in a 50,000 square foot facility which includes approximately 3,000 square feet of facilities for the Company's test operations. In July 1997, the Company extended its current lease agreement through March 2001. The Company also leases a 41,000 square foot facility in Sydney, Australia as a result of its acquisition of the wafer fabrication facility in February 1996. Included in this facility is a class 10 wafer fabrication area of approximately 5,000 square feet, an assembly area of approximately 4,000 square feet and a test area of approximately 3,000 square feet. In addition, the Company has short-term leases for its four sales offices located in Irvine, California; Atlanta, Georgia; Framingham, Massachusetts and Plano, Texas. The Company believes that its existing facilities are adequate to meet its currently foreseeable requirements.

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

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         Market for Common Stock

     Quality Semiconductor, Inc.'s common stock is listed on NASDAQ and is traded under the symbol "QUAL." The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1997 and 1996.


                                                   High                  Low
1997
First Quarter                                     $ 9.25               $ 6.13
--------------------------------------------------------------------------------
Second Quarter                                    $10.13               $ 7.00
--------------------------------------------------------------------------------
Third Quarter                                     $11.75               $ 7.25
--------------------------------------------------------------------------------
Fourth Quarter                                    $16.75               $10.38
--------------------------------------------------------------------------------

1996
First Quarter                                     $16.25               $ 5.50
--------------------------------------------------------------------------------
Second Quarter                                    $ 7.38               $ 5.00
--------------------------------------------------------------------------------
Third Quarter                                     $ 9.00               $ 5.00
--------------------------------------------------------------------------------
Fourth Quarter                                    $ 7.38               $ 4.00
--------------------------------------------------------------------------------

The Company has never paid cash dividends and has no present intention to pay cash dividends.

         Holders of Record

         As of September 28, 1997, there were 108 shareholders of record of the Company's Common Stock. Since many holder's are listed under their brokerage firms' names, the actual number of shareholders is higher.

         On August 26, 1997, the Board of Directors of the Company approved and adopted the Company's Preferred Shares Rights Agreement dated as of August 29, 1997 between the Company and BankBoston, N.A. as Rights Agent (the "Rights Agreement"). The rights, privileges and preferences of the Company's Preferred share Purchase Rights are described in the Company's Registration Statement on Form 8-K filed with the Securities and Exchange Commission on September 15, 1997.

Item 6.           Selected Financial Data

                                                                   Years Ended September 30,
                                                             (In thousands, except per share data)

                                             ------------------------------------------------------------------
                                                    1997        1996        1995        1994        1993
                                             ------------------------------------------------------------------
REVENUES:
         Net product revenues                    $62,691     $44,688     $46,189     $36,247     $26,723
        -------------------------------------------------------------------------------------------------------
        Technology revenues                           __          __          __         719         958
        -------------------------------------------------------------------------------------------------------
Total revenues                                    62,691      44,688      46,189      36,966      27,681
---------------------------------------------------------------------------------------------------------------
Operating income (loss)                              720     (3,530)       6,386       5,189       3,122
---------------------------------------------------------------------------------------------------------------
Interest, net                                      (398)          77         520       (192)       (377)
---------------------------------------------------------------------------------------------------------------
Income (loss) before provision (benefit)             322     (2,015)       6,906       4,997       2,745
for taxes
---------------------------------------------------------------------------------------------------------------
Net income (loss)                                    210     (1,310)       4,766       3,243       2,513
---------------------------------------------------------------------------------------------------------------
Net income (loss) per share (1)                    $0.03    $ (0.24)      $ 0.84      $ 0.79           $
                                                                                                      --
---------------------------------------------------------------------------------------------------------------
Weighted average shares outstanding                6,989       5,524       5,649       4,104           $
                                                                                                      --
---------------------------------------------------------------------------------------------------------------
Working capital                                  $27,775     $14,103     $27,379       8,460       5,857
---------------------------------------------------------------------------------------------------------------
Total assets                                      69,832      52,521      42,779      23,146      19,371
---------------------------------------------------------------------------------------------------------------
Long-term obligations (less current portion)       7,202       2,840           5         493       1,919
---------------------------------------------------------------------------------------------------------------
Shareholders' equity                              43,637      30,345      31,221      11,888       8,495
---------------------------------------------------------------------------------------------------------------
Dividends                                              $           $           $           $           $
                                                      --          --          --          --          --
===============================================================================================================

See " Management's Discussion and Analysis and notes to consolidated financial statements."

(1) Fiscal 1993 statements of operations omits the historical net income per share as it was not presented in the initial public offering registration statement. Pro forma net income is presented for 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

This discussion summarizes the significant factors affecting the Company's consolidated operating results, financial condition, liquidity and cash flows during the three year period ended September 30, 1997. The following discussion should be read in conjunction with the five year summary of selected financial data and the Company's consolidated financial statements and notes thereto.

The following table sets forth certain financial data from the Consolidated Statements of Operations as a percentage of net revenues for the periods indicated.

                                            Years Ending September 30,
                                           1997         1996         1995
Net revenues                               100%         100%         100%
Cost of revenues                           63.9         67.6         50.9
Gross margin                               36.1         32.4         49.1
Operating expenses
Research and development                   14.8         15.7         13.7
Sales and marketing                        13.3         15.6         14.8
General and administrative                  6.9          9.0          6.8
Total operating expenses                   35.0         40.3         35.3
Operating income (loss)                     1.1         (7.9)        13.8
Other income                               --            3.2         --
Interest, net                              (0.6)         0.2          1.1
Income (loss) before provision (benefit)    0.5         (4.5)        14.9
for taxes
Provision (benefit) for taxes               0.2         (1.6)         4.6
Net income (loss)                           0.3%        (2.9)%       10.3%

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

The net purchase price of the AWAM facility was $11.8 million, consisting of $5.0 million cash, $6.3 million present value of redeemable preference shares of QSA, fair value of warrants of $65,000, and acquisition costs of approximately $400,000. The allocation of the purchase price, based upon an independent valuation, consisted of $8.8 million of net tangible assets and $3.0 million of intangible assets which were related to assembled workforce, customer base, and goodwill, which are being amortized over five years. The Company had incurred approximately $610,000 of amortization expense in fiscal 1997 ($375,000 in fiscal 1996) related to the acquisition. AWA Limited was issued 1,000 redeemable preference shares of QSA at an issue price of $1,125 per share which may be put by AWA Limited back to QSA pursuant to the terms of a put option deed dated January 12, 1996. In July 1997, the Company redeemed 426 preference shares for approximately $3.0 million dollars. The Company will redeem the final 574 preference shares for approximately $4.0 million (including interest charges) in January 1998. These redeemable preference shares have been categorized as debt on the balance sheet and discounted to their present value. QSA's results of operations have been included in the consolidated results of operations since the date of acquisition. See Note 3 of Notes to Consolidated Financial Statements.

Net Revenues

Net revenues in fiscal 1997 were $62.7 million, increasing by 40% over net revenues in fiscal 1996. This compares with a decrease of net revenues of 3% in fiscal 1996 compared to fiscal 1995. The increase in net revenues during fiscal 1997 was mainly due to shipments of proprietary networking and clock management products which began shipping in fiscal 1997 and accounted for over 30% of fiscal 1997 revenues, and increased unit shipments in logic products, partially offset by lower average selling prices. The decrease in net revenues from fiscal 1996 to fiscal 1995 was mainly due to a substantial decline in the overall average selling prices partially offset by sales from QSA. The Company expects that the average selling prices of its products generally will continue to decline over the lives of such products. Sales of networking, clock management and interface logic devices are expected to continue to account for a significant majority of revenues in the foreseeable future. To increase net revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices in conjunction with cost reduction programs, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

As is common in the semiconductor industry, the Company sells a significant portion of its products through distributors. Domestic distributors accounted for approximately, 19%, 26% and 21% of the Company's net revenues during fiscal 1997, 1996 and 1995, respectively. The decrease in percentage of net revenues through distribution in fiscal 1997 was mainly due to a majority of the networking products being shipped direct from QSI. Sales by Arrow Electronics Inc. accounted for approximately, 12%, 19% and 16% of net revenues during fiscal 1997, 1996 and 1995, respectively, and the remainder of domestic distributor sales were made primarily through Bell Microproducts Inc. ("Bell") and Nu-Horizons Electronics Corp. Recognition of sales to these distributors and the related cost of sales is deferred until such distributors resell the products to their customers. There can be no assurance that future sales by distributors will continue at the present levels. The loss of one or more distributors could have a material adverse effect on the Company's operating results.

Export sales, primarily consisting of sales to countries in Europe and the Far East, constituted 42%, 38% and 29% of net revenues for fiscal 1997, 1996 and 1995, respectively.

Gross Margin

The following table sets forth the Company's net revenues and gross margin:

                                               Years Ended September 30,
                                          1997             1996           1995
                                         (In thousands, except percentage data)
Net revenues                             $62,691          $44,688      $46,189
Cost of revenues                          40,073           30,226       23,524
Gross margin                             $22,618          $14,462      $22,665
Gross margin as a percentage of net        36.1%            32.4%        49.1%
revenues

The Company's cost of revenues includes the cost of wafer fabrication, assembly performed by third party vendors, testing by third party vendors and direct and indirect costs associated with the testing, procurement, scheduling, quality assurance functions performed by the Company, and writedowns of inventory.

Gross margin in fiscal 1997 was 36% of net revenues, compared with 32% of net revenues in fiscal 1996, and 49% of net revenues in 1995. The increase from fiscal 1997 to 1996 in gross margin resulted from changes in product mix, specifically, the sale of higher margin networking and clock management products and the Company's cost reduction programs. Gross margin in fiscal 1997 includes a $2.5 million inventory adjustment recorded in the fourth quarter, mainly due to a decision by management to exit the FIFO product line. Prior to the inventory writedown, gross margin was 40% for fiscal 1997. The decline from fiscal 1996 to 1995 in gross margin resulted principally from the recording of $2.8 million in inventory write-downs resulting from changes in the product mix and reduced OEM demand. Additionally, gross margin was impacted by lower average selling prices, changes in product mix, lower OEM demand and absorption of fixed costs at QSA. This margin erosion was offset in part by the Company's cost reduction programs. The Company is likely to face potential inventory risks and writedowns. The Company purchases some of its wafers in yen-denominated transactions and is subject to exchange rate risk. The Company attempts to manage its exposure to this risk by entering into forward exchange contracts to hedge its yen-denominated firm purchase commitments.

The markets for the Company's products are subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain or increase its gross margin level. Due to price declines, mainly in the networking product line, gross margin as a percent of net revenues will decrease in the first quarter of fiscal 1998 compared to the fourth quarter of fiscal 1997, prior to the inventory write-off, and the Company will incur a loss for the quarter.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in fiscal 1998 are likely to be affected by these factors as well as others.

The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. In the third quarter of fiscal 1996, these factors caused the Company to have a $2.8 million inventory writedown. These factors increase not only the inventory risk but also the difficulty of forecasting quarterly operating results. Moreover, as is common in the semiconductor industry, the Company frequently ships more product in the third month of each quarter than in either of the first two months of the quarter, and shipments in the third month are higher at the end of that month. The concentration of sales in the last month of the quarter contributes to the difficulty in predicting the Company's quarterly revenues and results of operations.

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

Research and Development

The Company's research and development activities include process development and new product development. Research and development expenditures in fiscal 1997 were $9.3 million, or 15% of net revenues, compared with $7.0 million, or 16% of net revenues in fiscal 1996, and $6.3 million, or 14% of net revenues in fiscal 1995. The increase in spending for fiscal 1997 was mainly due to increased spending on new product development and process technology. These costs included higher material and testing charges, and increased payroll related expenses. This increase in fiscal 1996 was mainly the result of costs associated with the development of new products and processes and the added costs of the development group located at QSA beginning in February 1996. The Company believes that the continued development of its process technology and new products is essential to its success and is committed to continue its investment in research and development to maintain a strong technological position in the industry. All the Company's research and development costs are expensed as incurred. The Company currently expects to incur higher research and development expenses in fiscal 1998.

The Company believes that future revenue growth will depend in substantial part on the success of new products and the continued success and sales of existing products. New products are generally incorporated into a customer's product or system at the design stage. However, design wins, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future net revenues.

Sales and Marketing

Sales and marketing expenditures in fiscal 1997 were $8.3 million, or 13% of net revenues, compared with $7.0 million, or 16% of net revenues in fiscal 1996, and $6.8 million, or 15% of net revenues in fiscal 1995. Sales and marketing expenses in fiscal 1997 increased mainly due to increased sales commissions due to higher revenues, increased payroll related expenses and marketing programs to support the launch of new products. Sales and marketing expenditures in fiscal 1996 increased slightly from fiscal 1995 due to increases in advertising and promotional expenses, payroll related expenses and travel, partially offset by lower sales commissions. The Company expects to incur higher sales and marketing expenses in fiscal 1998.

General and Administrative

General and administrative expenditures in fiscal 1997 were $4.3 million, or 7% of net revenues, compared with $4.0 million, or 9% of net revenues in fiscal 1996, and $3.1 million, or 7% of net revenues in fiscal 1995. General and administrative expenditures in fiscal 1997 remained flat compared to fiscal 1996. The percentage decrease reflects management's continued efforts to control spending. General and administrative expenditures in fiscal 1996 increased mainly due to the added costs of the Australian subsidiary, and legal costs related to patent prosecution and defense. The Company expects to incur higher general and administrative expenses in fiscal 1998.

Other Income

Other income of $1.4 million in fiscal 1996 was earned as a result of engineering and marketing services provided by the Company pursuant to an agreement with AWA Limited. The Company has completed the services under the agreement with AWA Limited and does expect this other income to continue in future periods.

Interest, Net

Net interest expense for fiscal 1997 was $398,000 compared to net interest income of $77,000 in fiscal 1996. The decrease in net interest income was due to increased interest expense associated with an increase in notes payable used to purchase property and equipment. Net interest income in fiscal 1996 was $77,000 compared to $520,000 in fiscal 1995. The decrease in fiscal 1996 was mainly due to a decrease in cash and cash equivalents and short-term investments used for the purchase of AWAM assets in February 1996 and increased interest expense associated with notes payable for the purchase of capital equipment and interest expense incurred with the redeemable preference shares issued to AWAM.

Provision (Benefit) for Taxes

The Company's effective tax rate was 35%, 35% and 31% for fiscal 1997, 1996 and 1995, respectively. Significant items impacting the 1997 effective tax rate include state income taxes, research and development credits and nondeductible amortization of interest. The Company recorded a tax benefit for fiscal 1996 based on available carryback potential. The increase in the effective tax rate in fiscal 1996 was due primarily to the recognition of deferred tax assets previously subject to valuation allowances during fiscal 1995.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has financed its operations and investment in property, plant and equipment primarily through the sale of equity securities, debt issuance and technology development and license fees. Total assets increased $17.3 million to a total of $69.8 million at year end. Cash, cash equivalents, and short-term investments increased $5.7 million; accounts receivable increased $1.1 million; property and equipment, net, increased $4.8 million; and goodwill and other assets decreased $856,000; current liabilities decreased $285,000; long-term obligations to a related party increased to $7.2 million; and shareholders equity increased $13.3 million.

     The increase in cash, cash equivalents and short-term investments was primarily due to cash raised in two private placements of common stock totaling $12.2 million during fiscal 1997, offset by payments totaling $4.2 million made to AWAM under the purchase agreement and payments made for notes payable. Additionally, $199,000 was used in operating activities and $3.3 million was used for the purchase of wafer fabrication equipment at QSA and other capital equipment purchased during fiscal 1997. Capital expenditures were $3.3 million in fiscal 1996. See Note 3 and 4 of Notes to Consolidated Financial Statements.

Accounts receivable increased at September 30, 1997 mainly due to a higher net revenues generated in fiscal 1997. Accounts payable increased by $2.2 million during fiscal 1997 because of increases in operating activities to support the growth in net revenues.

In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the principal amount of $5 million, of QSA. The Company received $3 million of the total financing in December 1996, and converted the notes issued for such amount into 439,758 shares of the Company's common stock. The Company decided not to sell, and one of the investors agreed not to buy $2 million of the notes. In May 1997, the Company completed a private placement of 108,000 units, each consisting of ten shares of the Company's common stock and a one-year warrant to purchase one additional share of the Company's common stock for $8.50. The units were priced at $85 per unit for a total of $9.2 million in cash. The Company has used a certain amount of the proceeds for payment on the debt incurred in connection with the acquisition of certain assets of AWAM, general corporate purposes and working capital.

The Company believes that current available cash, short-term investments, cash generated from operations, and credit arrangements will be sufficient to finance the Company's anticipated operations and capital equipment requirements through at least the next twelve months. The Company does expect to be out of compliance with certain loan covenants at its $5.0 million unsecured line of credit in the first quarter of fiscal 1998. However, there can be no assurance that events in the future will not require the Company to seek additional capital sooner or, if so required, that adequate capital will be available on terms acceptable to the Company.

Employees

The number of Company employees grew 5% during fiscal 1997 mainly due to the growth of the business. The Company had 206 employees at the end of fiscal 1997 as compared to 197 at the end of the prior fiscal year.

Impact on Currency and Inflation

The Company makes yen-denominated purchases of wafers from Japanese suppliers. In fiscal year 1995 this resulted in material unfavorable foreign exchange transactions included in cost of product revenues. Periodically, the Company enters into forward exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations on purchases denominated in yen. The maturities of forward exchange contracts are short-term in nature. Notwithstanding these precautions however, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates of when foreign currency purchase transactions are recorded and the dates cash payments are made in foreign currencies. Inflation has not had a significant impact on the Company.

Factors That May Affect Future Results

Cautionary Statement Concerning Forward Looking Statements

     This report contains certain forward-loking statements that are subject to risks and uncertainties. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of and Rule 9b-6 under the Securities Exchange Act of 1934. Such forwrd-looking statements include, without limitations, statements regarding the Company's expectations, intentions or future strategies and involve known and unknown risks, uncertainties and other factors. The following factors, in addition to those discussed elsewhere in the report, could cause the results to differ materially from those expressed in such forward looking statements. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and in the documents incorporated by reference herein. In evaluating the Company's business, propspective investors should carefully consider the following risk factors in addition to the other information set forth herein or incorporated herein by reference.

Potential Declines in Operating Results

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

The semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. As a result, average selling prices "ASPs" in the semiconductor industry generally, and for the Company's products in particular, have decreased significantly over the life of each product. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. Declines inASPs in the Company's products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company's overall gross margins, could cause a negative adjustment to the valuation of the Company's inventories and could materially and adversely affect the Company's operating results. Dependence on QSFCT and QuickSwitch Product Lines

     A substantial majority of the Company's net revenues are derived from sales of interface logic devices and, in particular, products in the Company's QSFCT and QuickSwitch logic family. The Company anticipates that sales of these products will continue to comprise a significant portion of the Company's revenues for the foreseeable future. The demand for such products may be sharply reduced by competition and by microprocessors or other system devices that increasingly include interface logic. Because of the Company's dependence on sales of these products, declines in gross margins for these products resulting from declines in ASPs or otherwise could have a material adverse effect on the Company's operating results.

Dependence on Networking Product Line

During fiscal 1997, the Company commenced shipping its advanced CMOS Fast Ethernet transceiver chips that provide high integration solutions for the adapter, repeater, switch and card bus markets, and ATM mux/demux for the ATM multiplexer and switch markets. These products are in the early stages of production and test results may vary more than for products in later stages of production. There can be no assurance that production yields will meet management projections or that the performance of these products will meet actual specifications. Additionally, demand for such products may not meet the Company's expectations. In addition the demand for such products may decline as competition and availability increase, and more advanced products are introduced.

     The Company commenced shipping these units to its customers with their approval prior to the completion of qualification during fiscal 1997. Management has made estimates on future returns of these products and provided necessary reserves. However, these estimates could change and the actual return rate could be higher. Should the Company not complete the qualification process on a timely basis or if the performance of these products do not meet specifications, there is no assurance that the customer will not cancel existing orders or if the performance of these products does meet actual specifications. In addition, functionality and demand for such products may not meet the Company's or customers expectations, and the demand and pricing for such products will decline as competition and availability increase, and more advanced products are introduced.

During the early stage of new product introductions, the parts are generally marked as "engineering samples" and shipped to potential customers for evaluation. Based on successful evaluation by the customer, products are shipped in volume to customers prior to the successful completion of qualification. Upon successful completion of qualification the engineering samples markings are removed from the product. There is no assurance that upon completion of successful qualification, current and future customers will accept product marked as engineering samples. If the Company is unable to sell through all such marked parts, there is no guarantee that the Company will not need to writedown all such inventory on hand or in production to zero or minimal value.

Dependence on New Products

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

Risks Associated with Operating Australian Fabrication Facility

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

The process technology for the fabrication of the Company's wafers at this facility is highly complex and sensitive to dust and other contaminants. Although the fabrication process is highly controlled, the equipment may not perform flawlessly. Minute impurities, difficulties in the production process or defects in the masks can cause a substantial percentage of the wafers to be rejected or individual die on each wafer to be nonfunctional. Accordingly, any failure by the Company to achieve acceptable product yields could have a material and adverse effect on the Company's operations results.

Raw materials essential to the Company's wafer fabrication business are generally available from multiple sources and theCompany has thus far not experienced production problems or delays due to shortages in materials or components. There can be no assurance, however, that future shortages will not occur; any such shortages could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Dependence on fabrication, Assembly and Test Subcontractors

     A substantial number of the wafers for the Company's semiconductor products are fabricated by Taiwan Semiconductor Manufacturing LTD. ("TSMC"), and a limited number of wafers are manufactured by Seiko Instruments Inc. ("Seiko") and Ricoh Corporation "("Ricoh"). The Company's reliance on its suppliers to fabricate its wafers at their production facilities in Japan and Taiwan involves significant risks, including reduced control over delivery schedules, potential lack of adequate capacity, technical difficulties and events limiting production, such as fires or other damage to production facilities. The Company has from time to time experienced significant delays in receiving fabricated wafers from these suppliers, and there can be no assurance that the Company will not experience similar or more severe delays from its suppliers in the future. Any inability or unwillingness of the Company's fabrication providers to provide adequate quantities of finished wafers to meet the Company's needs could delay shipments and have a material adverse effect on the Company's operating results. The Company's reliance on third-party wafer fabrication suppliers also increases the length of the development cycle for the Company's products, which may provide time to market advantages to competitors that have in-house fabrication capacity. The Company also depends upon its fabrication suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could adversely affect the Company's development and introduction of new products. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, using superior process technologies at the same geometries or manufacturing products at smaller geometries, could manufacture and sell competitive, higher-performance products at a lower price. The introduction of such products by competitors could materially and adversely affect the Company's operating results.

The Company relies on overseas subcontractors for the assembly and testing of its finished products. Any significant disruption in adequate supplies from, or degradation in the quality of components or services supplied by, these subcontractors, or any other circumstance that would require the Company to quality alternative sources of supply, could delay shipment and result in the loss of customers, limitations or reductions in the Company's revenues, and other adverse effects on the Company's operating results.

Risks of International Sales

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

Patents and Proprietary Rights

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

Dependence on Key Personnel

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

Customer Concentration

A relatively small number of customers have accounted for a significant portion of the Company's net revenue in the past. Loss of one or more of the Company's current customers could materially and adversely affect the Company's business, operating results and financial condition. In addition, the Company has experienced and may continue to experience lower margins on sales to significant customers as a result of volume pricing arrangements.

Dependence on Manufacturer Representatives and Distributors

The Company markets and distributes its products primarily through manufacturers' representatives and independent distributors. The Company's distributors typically offer competing products. The distribution channels have been characterized by rapid change, including consolidations and financial difficulties. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributors or to carry the product lines of the Company's competitors, could have a material effect on the Company's operating results.

Year 2000 Compliance

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in approximately two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists concerning the potential effects associated with such compliance. Any year 2000 compliance problem of either the Company, its suppliers, its service providers or its customers could result in a materially adverse effect on the Company's business, financial condition and operating results.

Manufacturing Systems

The Company currently has separate manufacturing and financial data collection systems. These systems, which are manufactured by different vendors, are not fully integrated together and require significant amounts of manual reconciliations and reporting. The Company is currently reviewing alternative solutions, reporting and controls in order to minimize the chance of error in the financial statements. There is no guarantee that the Company will be able to develop or implement an acceptable solution or that an error in the current or future financial statements may not occur or not be recognized timely. Any failure to develop or implement an acceptable solution or an error in the current or future financial statements could have a materially adverse effect on the Company's operating results.

Cyclical Nature of Semiconductor Industry

The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times and has been characterized by diminished product demand, accelerated erosion of ASPs and overcapacity. In addition, the end-markets for systems that incorporate the Company's products are characterized by rapidly changing technology and evolving industry standards. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

Volatility of Company's Stock Price

The Company's earnings and stock price have been, and may be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The Company may not learn of, or be able to confirm, revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of the Company's revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning the Company or its competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of the Company's stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions. The Company's stock price is also subject to potentially large volatility due to the very low trading volumes of the Company's stock on most days since the initial public offering of the Company's stock on November 17,1994. In addition, this low trading volume may continue and could affect the ability of shareholders to sell their shares.

Item 8.           Financial Statements and Supplementary Data

Quality Semiconductor, Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

                                                            September 30,
                                                     1997                 1996
Assets
Current Assets:
Cash and cash equivalents                           $9,403               $4,930
Short-term investments                               3,656                2,403
Accounts receivable, net of allowances of
$856 and $173 at September 30, 1997 and 1996,
respectively                                         6,939                5,940
Accounts receivable from related parties               773                  689
Other receivables                                    1,036                  719
Inventories                                         17,689               13,984
Prepaid expenses                                     1,963                  532
Deferred tax assets                                  3,364                2,239
Total current assets                                44,823               31,436
Property and equipment, net                         22,859               18,079
Goodwill and other assets                            2,150                3,006
Total assets                                       $69,832              $52,521

Liabilities and Shareholders' Equity Current liabilities:

      Accounts payable                              $5,489               $2,749
      Accounts payable to related parties              222                  747
      Accrued compensation                           1,925                1,212
      Other accrued liabilities                        733                1,039
      Income taxes payable                              --                1,707
      Deferred rent                                     18                  201
      Deferred income on shipments to distributors   2,995                2,018
      Long-term obligations to related party due     1,684                  667
        within one year
      Redeemable preference shares of subsidiary     3,982                6,993
      Total current liabilities                     17,048               17,333
Long-term obligations to related party               7,202                2,840
Deferred tax liabilities                             1,945                2,003

Commitments and contingencies
Shareholders' equity:
 Preferred stock, $.001 par value: Authorized--1,000,000;
 Issued and outstanding--none                                --            --
 Common stock, $.001 par value: Authorized--25,500,000;
 Issued and outstanding--7,393,076 and 5,536,168              7             5
 Additional paid in capital                              41,600        28,348
 Retained earnings                                        2,221         2,412
 Deferred compensation                                     (191)         (420)
 Total shareholders' equity                              43,637        30,345
 Total liabilities and shareholders' equity             $69,832       $52,521

See accompanying notes to consolidated financial statements.

Quality Semiconductor, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                 Years Ended September 30,
                                                1997         1996          1995


Net revenues                                $62,691       $44,688       $46,189
Cost of revenues                             40,073        30,226        23,524
          Gross margin                       22,618        14,462        22,665
Operating expenses:
      Research and development                9,281         6,982         6,326
      Sales and marketing                     8,323         6,986         6,808
      General and administrative              4,294         4,024         3,145
          Total operating expenses           21,898        17,992        16,279
Operating income (loss)                         720         (3,530)       6,386
Other income                                   --           1,438          --
Interest income                                 724           510           678
Interest expense                             (1,122)         (433)         (158)
Income (loss) before provision (benefit)        322        (2,015)        6,906
   for taxes
Provision (benefit) for taxes                   112          (705)        2,140
Net income (loss)                              $210        $(1,310)      $4,766
Net income (loss) per share                    $0.03        $(0.24)     $  0.84
Shares used in computing per share amounts     6,989         5,524        5,649

See accompanying notes to consolidated financial statements.

Quality Semiconductor, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                       Years Ended September 30,


                                                                       1997        1996          1995
Operating Activities
Net income (loss)                                                        $210    $(1,310)         $4,766
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                    5,372       3,977          2,305
       Deferred income taxes, net                                     (1,183)     (1,021)          (676)
       Deferred compensation amortization                                 229         228            228
       Changes in operating assets and liabilities:
          Accounts and related parties receivable, net                (1,083)       (778)        (2,096)
          Other receivables                                             (317)         277          (939)
          Inventories                                                 (3,705)       (510)        (3,973)
          Prepaid expenses                                            (1,431)        (66)            345
          Accounts payable including related parties                    2,215     (1,407)          1,008
          Income taxes payable                                        (1,707)       (282)          1,006
          Accrued compensation                                            713       (536)           (71)
          Other accrued liabilities and deferred rent                   (489)         806          (138)
          Deferred income on shipments to distributors                    977         120             39
          Total adjustments                                             (409)         808        (2,962)
Net cash provided by (used in) operating activities                     (199)       (502)          1,804
Investing Activities
Purchase of certain assets of AWAM                                         --     (5,005)             --
Capital expenditures, net                                             (3,340)     (3,296)        (2,161)
Purchase of short-term investments                                    (5,686)     (5,935)      (109,744)
Sales and maturities of short-term investments                          4,433      13,012        100,264
Deposits and other assets                                                 246       (126)             50
Net cash used in investing activities                                 (4,347)     (1,350)       (11,591)
Financing Activities
Principal payments on long-term debt and
    preference shares                                                 (4,235)       (472)        (1,148)
Net proceeds from promissory notes                                      2,850          --             --
Net proceeds from issuance of common stock                             10,633         635         14,328
Repurchase of common stock                                              (229)       (819)             --
Principal payments on capital lease obligations                            --       (199)          (276)
Proceeds from reduction in notes receivable
    from shareholders                                                      --          --             11
Net cash provided by (used in) financing activities                     9,019       (855)         12,915
Net increase (decrease) in cash and cash equivalents                    4,473     (2,707)          3,128
Cash and cash equivalents at beginning of period                        4,930       7,637          4,509
Cash and cash equivalents at end of period                             $9,403      $4,930         $7,637
See accompanying notes to consolidated financial statements.

Quality Semiconductor, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

                                                                           Years Ended September 30,
                                                                        1997        1996          1995

Supplemental  Disclosures of Cash Flow  Information Cash paid during this period for:
      Interest                                                         $1,091        $107           $195
      Taxes                                                            $2,234        $724         $1,442
Supplemental Disclosures of
Noncash Investing and Financing Activities
Redeemable preference shares of a subsidiary issued as
partial consideration for certain assets of AWAM                           $--     $6,300             $--
Conversion of promissory notes into common stock                       $3,000          $--            $--
Acquisition of property and equipment through
issuance of long term debt to related party                            $6,603      $3,668             $--

See accompanying notes to consolidated financial statements.

Quality Semiconductor, Inc.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

                                 Convertible
                                  Preferred    Common Stock                           Notes  Total
                                    Stock                    AdditionRetained         ReceivaShareholders'
                                                              Paid    Earnings Deferredfrom

                                                               in
                                 Shares   Amt  Shares  Amt   Capital (Deficit)CompensaSharehoEquity
Balance at September 30, 1994    2,176    $2   1,315   $2    $14,059 $(1,288) $(876)  $(11)  $11,888
Conversion of preferred stock  (2,176)    (2)  2,176   2    --      --       --      --     --
to common stock
Sale of common stock for cash   --       --    1,984   1     14,327 --       --      --      14,328
Repayment of notes receivable   --       --   --      --    --      --       --       11     11
Amortization of                 --       --   --      --    --      --        228    --      228
deferredcompensation
Net income                      --       --   --      --    --       4,766   --      --      4,766
Balance at September 30, 1995   --       --    5,475   5     28,386  3,478    (648)  --      31,221
Sale of common stock for cash   --       --    196     1     634    --       --      --      635
Tax benefit from stock          --       --   --      --     81     --       --      --      81
optionexercises
Repurchase of common stock      --       --    (135)   (1)   (818)  --       --      --      (819)
Insurance of warrants           --       --   --      --     65     --       --      --      65
Amortization of deferred        --       --   --      --    --      --        228    --      228
compensation
Translation adjustment          --       --   --      --    --       244     --      --      244
Net loss                        --       --   --      --    --       (1,310) --      --      (1,310)
Balance at September 30, 1996   --       --    5,536   5     28,348  2,412    (420)  --      30,345
Sale of common stock,           --       --    1,890   2     13,296 --       --      --      13,298
conversion  of promissory
notes, and warrants for cash
Tax benefit from stock option   --       --   --      --     185    --       --      --      185
exercises
Repurchase of common stock      --       --    (33)   --     (229)  --       --      --      (229)
Amortization of deferred        --       --   --      --    --      --        229    --      229
compensation
Translation adjustment          --       --   --      --    --       (401)   --      --      (401)
Net income                      --       --   --      --    --       210     --      --      210
Balance at September 30, 1997   --        $--  7,393   $7    $41,600 $2,221   $(191)  $--    $43,637


Organization and Summary of Significant Accounting Policies

     Quality Semiconductor, Inc. (the Company), a California corporation, is engaged in manufacturing, designing and marketing high performance CMOS logic memory integrated circuit products. The Company targets systems manufacturers principally in networking, personal computers and workstations, and telecommunications markets.

     The Company's operating results are subject to a variety of risks characteristic of the semiconductor industry, including booking and shipment uncertainties, wafer yield fluctuations, and price erosion, as well as general economic conditions.

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Quality Semiconductor Australia, Pty. Ltd. ("QSA"). All significant intercompany accounts and transactions have been eliminated in consolidation.

     The Company's fiscal year ends on the last Sunday in September. Fiscal years 1997, 1996, and 1995 ended on September 28, 29, and 24, respectively. The Company's fiscal quarters end on the last Sunday of each calendar quarter. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

     The Company uses the local currency as its functional currency for QSA. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars are included in shareholders' equity.

     Certain amounts presented in the financial statements of prior years have been reclassified to conform to the current presentation for 1997.

Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share"
(EPS), which simplifies existing computational guidelines, revises disclosure requirements, and increases the comparability of earnings per share on an international basis. Management has not yet evaluated the effects of this change in computational guidelines on the Company's EPS. SFAS No. 128 is effective for periods ending after December 15, 1997 and requires restatement of all prior period EPS data presented. The Company will adopt SFAS No. 128 in its first quarter of fiscal year 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999. In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1999.

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Cash Equivalents and Short-Term Investments

     Management determines the appropriate classifications of debt securities at the time of purchase and reevaluates such designations as of each balance sheet date. Debt securities are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.

     All short-term investments, by contractual maturity, mature in less than one year. The fair value of available-for-sales short-term investments held at September 30, 1997 and 1996 are summarized as follows (in thousands):

                                                       September 30,
                                            1997                           1996
Cash and cash equivalents
    Cash                                  $2,243                         $1,445
    Commercial paper                       2,400                          2,437
    Municipal bonds                        4,760                          1,048
Cash and cash equivalents                 $9,403                         $4,930
Short-term investments
    Municipal bonds                       $3,656                         $2,403
Short-term investments                    $3,656                         $2,403

     Both gross unrealized gains and losses as of September 30, 1997 and 1996 and realized gains and losses on sales of securities for the year ended September 30, 1997 and 1996 were immaterial. At September 30, 1997 and 1996, fair market value approximates amortized cost.

Revenue Recognition and Deferred Revenue

     Revenue from product sales to customers other than sales to distributors are recorded when products are shipped. Sales made to domestic distributors, under agreements allowing price protection and right of return on merchandise unsold by the distributors, are deferred until the merchandise is sold by the distributors.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets' estimated useful lives of two to ten years. Capitalized leases and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the lease. The Company has adopted Statement of Financial Accounting Standards No. 121 (SAS 121), "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations, such as property and equipment, when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of the assets. The adoption had no material effect on the Company's financial statements.

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

     The Company commenced shipping certain networking products to its customers with their approval prior to the completion of qualification during fiscal 1997. Management has made estimates on future returns of these products and provided necessary reserves. However, these estimates could change and the actual return rate could be higher. During the early stage of new product intoductions, the parts are generally marked as engineering samples" and shipped to potential customers for evaluation. Based on successful evaluation by the customer, products MAY BE shipped customers prior to the successful completion of qualification. Upon successful completion of qualification the engineering samples markings are removed from the product. There is no assurance that upon completion of successful qualification, current and future customers will accept product marked as engineering samples. If the Company is unable to sell through all such marked parts, there is no guarantee that the Company will not need to writedown all such inventory on hand or in production to zero or minimal value.

Other Income

     Other income of $1.4 million in fiscal 1996 was earned as a result of engineering and marketing services provided by the Company pursuant to an agreement with AWA Limited. The Company has completed the services under the agreement with AWA Limited and does not expect this other income to continue in the future.

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

Foreign Exchange Contracts

     The Company makes yen-denominated purchases of wafers from Japanese suppliers. In fiscal year 1995 this resulted in material unfavorable foreign exchange transactions included in cost of product revenues. The Company enters into forward exchange contracts primarily to hedge against the short-term impact of foreign currency fluctuations on purchases denominated in yen. The maturities of forward exchange contracts are short-term in nature and are accounted for as hedges of firm wafer purchase commitments. Notwithstanding, these precautions, however, the Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates of when foreign currency purchase transactions are recorded and the dates cash payments are made in foreign currencies. At September 30, 1997, there were no contracts oustanding. The Company does not hedge for speculative purposes.

Advertising and Promotion Costs

     The Company's policy is to expense advertising and promotion costs as they are Incurred. The Company's advertising and promotion expenses were approximately $577,000, $511,000, and $481,000 in fiscal 1997, 1996, and 1995, respectively.

Net Income (loss) Per Share

     Net income (loss) per share is computed using the weighted average number of shares of common stock and common equivalent shares, when dilutive, from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method). Shares used in computing net loss per share for 1996 excludes common equivalent shares because the effect of their inclusion would be anti-dilutive. Fully diluted shares have not been presented as part of the consolidated financial statements because the difference is insignificant. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve month period prior to the November, 1994 initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method until shares are issued) and have been included in the calculation of common and equivalent shares outstanding for all periods prior to the initial public offering.

2.  Balance Sheet Components
                                                              September 30,
                                                        1997                1996
                                                             (In thousands)
     Inventories:
          Raw materials                                $5,421             $7,141
          Work-in-process                               3,770              2,578
          Finished goods                                8,498              4,265
                                                      $17,689            $13,984
     Property and Equipment:
          Equipment and software                      $36,631            $27,046
          Furniture and fixtures                          795                729
          Leasehold improvement                         1,608              1,717
                                                        9,034             29,492
     Less accumulated depreciation and amortization    16,175             11,413
                                                      $22,859            $18,079

3.    Purchase of Business

     On February 16, 1996 the Company acquired certain assets of AWA MicroEectronics Pty. Ltd. ("AWAM"), a subsidiary of AWA Limited, based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, Quality Semiconductor Australia, Pty. Ltd. ("QSA"), included a fully operational wafer foundry business and product design center. The acquisition was accounted for using the purchase method. The net purchase price of the AWAM facility was $11.8 million, consisting of $5.0 million cash, $6.3 million present value of redeemable preference shares of QSA, fair value of warrants of $65,000, and acquisition costs of approximately $400,000. The allocation of the purchase price, based upon an independent valuation, consisted of $8.8 million of net tangible assets and $3.0 million of intangible assets which were related to assembled workforce, customer base, and goodwill, which are being amortized over five years. The Company had incurred approximately $610,000 of amortization expense in fiscal 1997 ($375,000 in fiscal 1996). AWA Limited was issued 1,000 redeemable preference shares of QSA at an issue price of $1,125 per share which may be put by AWA Limited back to QSA pursuant to the terms of a put option deed dated January 12, 1996. In July 1997, the Company redeemed 426 preference shares for approximately $3.0 million dollars. These redeemable preference shares have been categorized as debt on the balance sheet and discounted to the present value. The Company will redeem the final 574 preference shares for approximately $4.0 million (including interest charges) in January 1998. QSA's results of operations have been included in the consolidated results of operations since the date of acquisition.

     In November 1996, the Company negotiated a private placement of unsecured, convertible promissory notes in the amount of $5.0 million of QSA. The Company received $3.0 million of the total financing in December 1996, and converted the notes issued for such amount into 439,758 shares of QSI common stock. The Company decided not to sell, and one of the investors agreed not to buy $2.0 million of the notes.

4.    Long-Term Obligations to Related Party

     On March 28, 1996, the Company entered into an agreement with Kanematsu USA Inc., an affiliate of Kanematsu Semiconductor Corporation, a shareholder of the Company, to finance approximately $8.0 million of wafer fabrication equipment for installation at QSA. In March 1997, the Company agred to enter into a second finance agreement with Kanematsu USA Inc. to finance an additional $2.5 million. These agreements expire March 31, 2001 and the borrowings bear interest at a rate of 8.5% to 9.25%. There were borrowings of approximately $10.3 million against these agreements, of which approximately $8.9 million was outstanding at September 30, 1997.

Future minimum payments on long-term obligations to Kanematsu USA Inc. are as follows:

                                                      September 30, 1997
                                                        (In thousands)

             1998                                          $2,910
             1999                                           2,976
             2000                                           2,976
             2001                                           1,488

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

     Future minimum lease payments under noncancelable operating leases are as follows:

                                                           September 30, 1997
                                                             (In thousands)

             1998                                                $1,146
             1999                                                 1,161
             2000                                                 1,206
             2001                                                   779
             2002                                                   438
             Thereafter                                           3,508

     Total rent expense for fiscal 1997, 1996, and 1995 was approximately $1,343,000, $952,000, and $756,000, respectively.

     In June 1997 the Company amended its $5.0 million unsecured line of credit which expires June 30, 1998. The borrowings under this line are limited to eligible accounts receivable, as defined in this agreement. Borrowings bear interest, at the Company's option, at the bank's prime rate (8.50% at September 30, 1997) plus 0.25% or the three month Libo rate (5.75% at September 30, 1997) plus 1.75%. The loan agreement requires the Company to maintain certain financial ratios, minimum working capital and minimum tangible net worth and requires the bank's consent for the payment of cash dividends. As of September 30, 1997, the Company met all of the covenants under the loan agreement. There were no borrowings outstanding under this line as of September 30, 1997. The Company expects to be out of compliance with certain loan covenants during the first quarter of fiscal 1998.

Contingencies

     The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnifications against such alleged infringements. The Company is unable to determine at this time the extent to which these matters will be pursued by claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flow.

6.  Shareholders' Equity

Warrants

     As partial consideration for the purchase of QSA the Company issued 50,000 warrants with an exercise price of $13.00 per share, valued at $65,000, which expire in February 1999. In May 1997, the Company issued 108,000 warrants with an exercise price of $8.50 in conjunction with the completed private placement of 1,080,000 shares of common stock. The warrants expire in May 1998. Warrants to purchase approximately 13,000 shares of common stock at $9.00 per share expired in October, 1996.

Preferred Stock

     The Board of Directors has the authority, without any further vote or action by the shareholders, to provide for the issuance of 1,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences and limitations as the Board of Directors may determine, including the consideration received therefore, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights and voting rights, all without the approval of the holders of common stock.

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

     The following is a summary of option activity (in thousands, except per share amounts):


                                                             Options Outstanding
                                           Available      Number of        Price Per         Weighted
                                           for Grant       Shares             Share           Average
                                                                                             Exercise
                                                                                               Price


Balance at September 30, 1994                 296            750           $0.15-$2.97         $2.08
        Authorized                            200            --                --               --
        Granted                              (471)           471          $2.70-$15.00        $10.20
        Exercised                             --            (213)          $0.45-$7.20         $1.59
        Canceled                              80            (80)           $0.75-$7.20         $3.08
Balance at September 30, 1995                 105            928          $0.75-$15.00         $6.23
        Authorized                            410            --                --
        Granted                             (1,347)         1,347          $4.25-$8.00         $5.25
        Exercised                             --            (116)          $0.75-$8.00         $2.09
        Canceled                              920           (920)         $0.75-$15.00         $8.59
Balance at September 30, 1996                 88            1,239          $1.20-$7.92         $3.79
        Authorized                            533            --                --               --
        Granted                              (572)           572          $7.00-$14.00         $8.36
        Exercised                                           (312)          $0.75-$9.00         $3.39
        Canceled                              271           (271)          $1.20-$8.25         $4.94
Balance at September 30, 1997                 320           1,228         $1.20-$14.00         $5.79

Outstanding and exercisable options presented by price range at September 30, 1997 are as follows:

                            Options Outstanding                            Options Exercisable
                           Number           Weighted                           Number
                         of Options         Average          Weighted        of Options      Weighted
Range of                 Outstanding        Remaining         Average        Exercisable      Average
Exercise Prices          at 9/30/97     Contractual Life  Exercise Price     at 9/30/97   Exercise Price

    $1.20 - $1.80           4,394             2.07             $1.34           4,394           $1.34
    $2.70 - $2.70          133,839            1.39             $2.70          109,700          $2.70
    $2.97 - $2.97          39,999             0.89             $2.97          39,999           $2.97
    $4.25 - $4.25          528,741            8.32             $4.25          151,424          $4.25
    $7.00 - $8.00          215,796            8.91             $7.68          17,990           $7.63
    $8.25 - $8.25          275,321            9.55             $8.25          26,990           $8.25
    $8.38 - $10.63         47,500             7.72             $8.94          10,000           $9.0
    $13.25 - $13.25        10,000             9.84            $13.25             0             $0.00
    $13.88 - $13.88        15,000             9.78            $13.88             0             $0.00
    $14.00 - $14.00        10,000             9.78            $14.00             0             $0.00
    $1.20 - $14.00        1,280,590           7.73             $5.90          360,497          $4.20

     Options  to  purchase   approximately   360,000  and  321,000  shares  were
exercisable at September 30, 1997 and 1996, respectively.

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

     January 1994, the shareholders approved the adoption of the 1993 Employee Stock Purchase Plan (the "1993 Purchase Plan") covering 200,000 shares of common stock for issuance under the plan and adoption of the 1993 Directors' Stock Option Plan ( the "Directors" Plan) covering 100,000 shares of common stock issuance under the plan. Under the 1993 Purchase Plan, employees may be granted the opportunity to purchase common stock at 85% of market value on the first or last day of the offering period (as defined by the plan), whichever is lower. The Directors' Plan provides for the issuance of stock options to directors of the Company. There were 52,762 and 79,770 shares issued under the 1993 Purchase Plan in 1997 and 1996, respectively and 24,103 remained available for issuance as of September 30, 1997. The Company has granted 57,500 options at exercise prices between $8.00 to $9.00 under the Directors' Plan, 5,000 options were exercised, and 10,000 cancelled as of September 30, 1997.

     In February 1996, the Board of Directors approved a plan for the Company to repurchase up to 200,000 shares of its outstanding common stock in the open market from time to time limited to the total purchase price of $1.3 million per the loan agreement. The repurchased shares are to provide additional shares to the existing 1995 Stock Option Plan. During fiscal 1996, the Company repurchased 135,000 shares at an average price of $6.07. During fiscal 1997, the Company repurchased an additional 32,500 shares at an average price of $7.06. In
December 1997, the Company repurchased 30,000 shares at an average price of $5.19. In October 1995 and July 1996, the Company offered all optionees holding outstanding options the opportunity to exchange such options for similar options with exercise prices equal to the then fair market value. Under the October 1995 offer, options to purchase 180,700 shares with exercise prices exceeding $8.00 per share were exchanged for nonstatutory options exercisable at $8.00 per share. Officers of the Company were excluded from the October 1995 exchange. Under the July 1996 offer, options to purchase 564,375 shares with exercise prices exceeding $4.25 per share were exchanged for similar options exercisable at $4.25 per share. Except for officers, each option retained the original option's four-year vesting period. The 196,500 options exchanged by officers have vesting beginning with the new grant date. The effect of these exchanges has been included in the table in 1996 activity for options granted and cancelled.

Common stock was reserved for issuance as follows (in thousands of shares):

                                                           September 30,
                                                     1997                 1996

     1989 and 1995 Stock Option Plans               1,548                1,327
     1993 Purchase Plan and Directors' Plan           119                  177
     Warrants                                         158                   63
     Total                                          1,825                1,567

         In September 1997, the Company adopted a shareholder rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock. The rights become exercisable based upon the occurrence of certain conditions including acquisitions of the Company stock, tender or exchange offers and certain business combination transactions of the Company. In the event one of the conditions is triggered, each right entitles the registered holder to purchase a number of shares of common stock of the Company or, under limited circumstances, of the acquirere. The rights are redeemable at the Company's option, under certain conditions, for $0.01 per right and expire September 17, 2007.

Accounting for Stock Based Compensation

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock based awards to employees and directors. If compensation cost for the Company's stock-based compensation plans had been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicted below:

                                                         September 30,
                                                   1997                  1996
                                          (In thousands, except per share data)
     Net income (loss)
     As reported                                   $210                $(1,310)
     Pro forma                                    $(764)               $(2,088)

     Net income (loss) per share
     As reported                                   $0.03                $(0.24)
     Pro forma                                    $(0.10)               $(0.38)

     Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to July 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The following weighted-average assumptions for grants during the year ended September 30, 1997 and 1996: risk-free interest rates of 6.29% and 6.07% for 1997 and 1996, respectively; a dividend yield of 0% for both years; a weighted-average expected life of 3.0 and 2.9 years for 1997 and 1996; and a volatility factor of the expected market price of the Company's common stock of .69 for both years. The weighted average grant date fair value of options granted during 1997 and 1996 was $5.91 and $3.97, respectively.

     Compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Sholes model with the following assumptions for these rights granted in 1997 and 1996: a dividend yield of 0% for both years; an expected life of 6 months and 4.5 months for 1997 and 1996; an expected volatility of .69 for both years; and a risk-free interest rate of 6.29% and 6.07% for 1997 and 1996. The weighted average fair market value of the purchase rights granted in 1997 and 1996 was $4.20 and $3.06, respectively.

7. Provision (Benefit) for Taxes

The provision (benefit) for income taxes consists of the following:

                                                        September 30,
                                           1997             1996           1995
                                                       (In thousands)
      Federal
              Current                     $956             $282         $2,352
              Deferred                    (689)            (700)         (522)
                                           267             (418)         1,830
      State
              Current                       --              (122)          464
              Deferred                    (155)            (112)         (154)
                                          (155)            (234)          310
      Foreign
              Current                      339              267           --
              Deferred                    (339)            (320)          --
                                            --              (53)            --
      Total                               $112            $(705)        $2,140


     A reconciliation of the income tax provision (benefit) at the federal statutory rate (35%) to the income tax provision (benefit) at the effective tax rate is as follows:

                                                            September  30,
                                                            1997 1996 1995
                                                            (In  thousands)

Income taxcomputed at the federal statutory  rate          $112 $(705)  $2,417
State taxes (net offederal effect)                         (101) (152)     201
Research and  development  credits                         (278)  (53)      --
Goodwill  amortization                                      220    101      --
Non-deductible  interest                                    184    145      --
Tax exemptinterest                                          (70) (140)      --
Beefit of operating loss carry forward                       --    --    (641)
Other individually immaterial items                           45    99     163
                                                            $112 $(705) $2,140

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1997 and 1996 are as follows:

                                                            September 30,
                                                        1997             1996
                                                            (In thousands)
Deferred tax assets:

             Research and Development                 $  184             $ --
             Inventory reserve                         1,673              962
             Distributor reserve                       1,121              798
             Other individually immaterial items         386               479
     Total deferred tax assets                         3,364             2,239
     Valuation allowance                                  --                --
     Net deferred tax assets                          $3,364            $2,239
     Deferred tax liabilities:
             Fixed and intangible assets with        $(1,563)          $(1,902)
               no tax basis
             Depreciation                               (382)             (101)
     Total deferred tax liabilities                  $(1,945)          $(2,003)


     As of September 30, 1997, the Company had a state tax credit carry forward of approximately $184,000, which will expire in 2002, if not utilized. The realization of the Company's net deferred tax assets, which relate primarily to temporary differences, is dependent on generating sufficient taxable income during the periods in which the temporary differences are expected to reverse. Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced in the near term if future taxable income during the reversal period are reduced. Management intends to evaluate the realizability of the net deferred tax asset each quarter to assess the need for a valuation allowance.

     The components of the Company's income (loss) before provision (benefit) for taxes are as follows:
                                                        September 30,
                                                   1997              1996
                                                       (In thousands)

     Domestic                                    $ 1,480          $(1,453)
     Foreign                                      (1,158)            (562)

     Total                                       $  (322)          $(2,015)

8.    Related Party Transactions

     The Company purchased approximately $1,400,000, $6,800,000, and $10,372,000 of raw products manufactured at shareholders' factories in fiscal 1997, 1996 and 1995, respectively.

     A shareholder acts as an intermediary in the purchase of products from the factories discussed above. The Company pays a commission for the service and in return receives extended payment terms, foreign exchange services, and inventory handling services. The Company paid commissions of approximately $56,000, $278,000, and $469,000 in fiscal 1997, 1996 and 1995, respectively. The Company has a payable to the shareholder of approximately $220,000, $220,000, and $2,011,000 at September 30, 1997, 1996 and 1995, respectively, for commissions and inventory purchases. The Company also had product shipments of approximately $10,520,000, $4,898,000 and $3,377,000 to another subsidiary of the shareholder during the years ended September 30, 1997, 1996 and 1995, respectively.

     The Company purchased photo masks amounting to approximately $257,000 in fiscal 1995 from a shareholder.

     During fiscal 1996 and 1995, the Company purchased approximately $51,000 and $82,000, respectively, of computer equipment from a company owned by affiliates of an executive officer of the Company.

9.    Industry and Geographic Information

     The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives, and distributors. The Company's geographic sales as a percent of net product revenues are as follows:

                                               Years Ended September 30,
                                         1997             1996             1995
                                                    (In thousands)

     United States                    $35,107          $25,627          $32,794
     Australia                          1,505            1,883             --
                                       36,612           27,510           32,794
     Export:
           Far East                    21,064           15,073            9,700
           Europe                       5,015            2,105            3,695
           Total                      $62,691          $44,688          $46,189

     The following table summarizes the Company's operations in different geographic areas for 1997, 1996, and 1995:

                                               Years Ended September 30,
                                         1997             1996            1995
                                                    (In thousands)
     Sales to unaffiliated customers
           United States              $59,271          $40,814          $46,189
           Australia                    3,420            3,874             --
           Total                      $62,691          $44,688          $46,189

     Operating income (loss)
         United States                 $2,851          $(1,813)          $6,386
           Australia                   (2,131)          (1,717)            --
           Total                         $720           $(3,530)          $6,386

     Identifiable Assests
           United States              $47,249          $35,279          $42,779
           Australia                   22,583           17,242             --
           Total                      $69,832          $52,521          $42,779

     In fiscal year 1997, one customer accounted for 17% of net revenues. Additionally, one customer accounted for 12%, 19% and 16% of net revenues in fiscal 1997, 1996 and 1995, respectively. In fiscal year 1996 two additional customers accounted for 11% and 10% of total product revenues.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     The Board of Directors and Shareholders
     Quality Semiconductor, Inc.

     We have audited the  accompanying  consolidated  balance  sheets of Quality
Semiconductor, Inc. as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Semiconductor, Inc. at September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/  Ernst & Young LLP


San Jose, California
October 22, 1997

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not Applicable

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information concerning the registrant's executive officers is included under the caption "Officers and Directors of the Registrant" following
Part I, Item 1 of this report.

Item 11. Executive Compensation

         The information required for this item is incorporated by reference to the Executive Compensation Section of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 28, 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required for this item is incorporated by reference to the Security Ownership of Principal Shareholders and Management Section of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 28, 1997.

Item 13. Certain Relationships and Related Transactions

         The information required for this item is incorporated by reference to the Certain Relationships and Related Transactions Section of the Company's Proxy Statement which will be filed with the Securities and Exchange Commission within 120 days after September 28, 1997.

                                     PART IV

Item 14.

(a)      1.       Financial Statements

                  The financial statements required by Item 14 (a) are filed as part of this annual report.

         2.        Financial Statement Schedule

                  Schedule II - Validation and Qualifying Accounts

                  Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

         3.       Exhibits

                  The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

                                INDEX TO EXHIBITS

Exhibit      Exhibit Document Description
Number

2.1          Asset Purchase Agreement dated January 2, 1996 between
             Quality Semiconductor Australia Pty. Ltd. And AWA
             Microelectronics Pty. Ltd. (incorporated by reference to Exhibit
             2.1 of the Company's Form 8-K filed on March 4, 1996)

3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company's Registrant's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994

3.2          Bylaws of the Company, as amended.

4.1 Subscription Agreement dated January 12, 1996 between AWA Limited and Quality Semiconductor Australia Pty. Ltd
             (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 4, 1996)

4.2          Put Option dated January 12, 1996 between Quality
             Semiconductor, Inc. and AWA Limited (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on March 4, 1996)

4.3 Common Stock Purchase Warrant dated February 16, 1996 issued by Quality Semiconductor, Inc. to AWA Limited (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on March 4, 1996)

4.4 Form of QSA Convertible/redeemable Note Issuance Agreement dated November 21, 1996, between Quality Semiconductor
             Australia, Pty. Limited, Quality Semiconductor, Inc. and Technology Associates (Note No. 1) (incorporated by reference to
             Exhibit 4.1 of the Company's Form 8-K filed on December 11, 1996)

4.5 Form of QSA Convertible/redeemable Note Issuance Agreement, dated November 21, 1996, between Quality Semiconductor Australia Pty. Limited, Quality Semiconductor, Inc. and Win Win Venture Capital Corporation (Note No. 3) (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on December 11, 1996)

Exhibit
Number       Exhibit Document Description

4.6 Form of QSA Convertible/redeemable Note Issuance Agreement, dated November 21, 1996, between Quality Semiconductor Australia, Pty. Limited, Quality Semiconductor, Inc. and Win Win Venture Capital Corporation (Note No.4) (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on December 11, 1996)

4.7 Form of QSA Convertible/redeemable Note Issuance Agreement, dated November 21, 1996, between Quality Semiconductor
             Australia, Pty. Limited, Quality Semiconductor, Inc. and Win Win Venture Capital Corporation (Note No. 5) (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed on December 11, 1996)

4.8 Form of Unsecured Convertible Promissory Note of Quality Semiconductor Australia, Pty. Limited (incorporated by reference to Exhibit 4.5 of the Company's Form 8-K filed on December 11, 1996)

4.9 Unit Purchase Agreement (including Warrant), dated May 22, 1997 between Quality Semiconductor, Inc. and the Purchasers (incorporated by reference to Exhibit 4.1(1) of S-3 filed on June 27, 1997)

4.13 Preferred Shares Rights Agreement, dated August 29, 1997, between Quality Semiconductor, Inc. and BankBoston N.A., including the Certificate of Designation of Rights, Preferences and Privileges of Series Participating Preferred Stock, the Form of Rights Certificate and the Summary of Rights attached thereto as Exhibit A, B, and C, respectively (incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on September 16, 1997)

10.1 Form of Indemnification Agreement for directors and officers (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994)

10.2 Amended and Restated 1989 Stock Option Plan and forms of agreements thereunder. (Incorporated by reference to Exhibit
             10.2 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994).

10.3 1993 Employee Stock Option Plan and forms of agreements thereunder (incorporated by reference to Exhibit 10.3 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective November 16, 1994)


Exhibit
Number       Exhibit Document Description

10.4 1993 Directors' Stock Option Plan and forms of subscription agreement (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994)

10.5 Amended and Restated 1995 Stock Option Plan and form of agreement thereunder (incorporated by reference to Exhibit 4.3 of the Company's Form S-8 filed April 25, 1997)

10.6 Technology/Product Development & Licensee Agreement between the Company and Seiko Instruments, Inc., dated as of October 17, 1988. (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1 (File
             No. 33-72884), which became effective on November 16, 1994)

10.7 Technology/Product Development & License Agreement between the Company and Yamaha Corporation, dated as of September
             23, 1989. (incorporated by reference to Exhibit 10.14 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994)

10.8 Distribution Agreement between the Company and Kanematsu Semiconductor Corporation, dated as of November 7, 1991
             (incorporated by reference to Exhibit 10.15 of the Company's registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994)

10.9 Sales Agreement between the Company and Kanematsu Semiconductor Corporation, dated as of June 1, 1990, (incorporated by reference to Exhibit 10.16 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994)

10.10 Lease Agreement dated December 12, 1990 between the Company and the Prudential Insurance Company of America (incorporated by reference to Exhibit 10.19 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994)

10.11 Master Lease Agreement dated November 1, 1993 between the Company and Comdisco Inc., as amended. (incorporated by reference to Exhibit 10.20 of the Company's Registration Statement on Form S-1 (File No. 33-72884), which became effective on November 16, 1994)


Exhibit
Number       Exhibit Document Description

10.12 Guaranty and Indemnification Agreement dated January 12, 1996 among AWA Limited, Quality Semiconductor Australia Pty. Ltd. And Quality Semiconductor, Inc. (incorporated by reference to
             Exhibit 2.2 of the Company's Form 8-K filed on March 4, 1996)

10.13        Technology Services Agreement dated February 16, 1996 among
             AWA Limited, AWA MicroElectronics Pty. Ltd. And Quality Semiconductor, Australia Pty. Ltd. (incorporated by reference to
             Exhibit 2.3 of the Company's Form 8-K filed on March 4, 1996)

10.14 Building Lease Agreement amended, dated July 22, 1997 between the Company and James S. Lindsay

10/15 Credit Agreement amendment, dated June 25, 1997 between the Company and Bank of America

10.16 Change of Control Agreement, effective August 28, 1997 between the Company and Directors

10.17 Change of Control Agreement effective August 28, 1997 between the Company and R. Paul Gupta

10.18 Change of Control Agreement effective August 28, 1997 between the Company and employees.

11.1         Statement regarding Computation of Earnings Per Share

12.1         Subsidiaries of the Registrant

23.1         Consent of Ernst & Young LLP, Independent Auditors

24.1 Power of Attorney included on the signature page of this Annual Report on Form 10-K

27.1         Financial Data Schedule


     Management   Contracts  and  Compensation  Plans  or  Agreements  in  which directors and executive officers are eligible to participate.

(b)      Reports on Form 8-K

         The Company filed a report on Form 8-K on September 16, 197 reporting the adoption of Preferred Shares Rights Agreement ("Poison Pill").

         The Company filed a report on Form 8-K on October 23, 1997 announcing its financial results for the fiscal year ended September 30, 1997

         The Company filed a report on Form 8-K on November 11, 1997 announcing the resignation of John Goldsberry as Vice President, Finance and Chief Financial Officer.

         The Company filed a report on Form 8-K on December 10, 1997 announcing its first quarter of fiscal 1998 outlook.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                             Charged to
                                                              Costs and             (1)
                                            Beginning         Expenses       Deductions  Ending
                                            Balance
                                                                                         Balance
 Year ended September 30, 1997
      Allowance for Doubtful Accounts .         $123,000         $74,000                     $197,000
                                                                                       $
                                                                                       -
      Allowance for Sales Returns . . . .         50,000         609,000               -      659,000
                                            ------------------------------------------------------------
                                            ============================================================
                                                $173,000        $683,000                     $856,000
                                                                                       $
                                                                                       -
                                            ============================================================

 Year ended September 30, 1996
      Allowance for Doubtful Accounts .         $123,000                                     $123,000
                                                                       $               $
                                                                       -               -
      Allowance for Sales Returns . . . .              -                               -       50,000
                                                                  50,000
                                            ============================================================
                                                $123,000       $                             $173,000
                                                                  50,000               $
                                                                                       -
                                            ============================================================

 Year ended September 30, 1995
      Allowance for Doubtful Accounts .         $144,000       $               $  61,000     $123,000
                                                                  40,000
      Allowance for Sales Returns . . . .         20,000               -          20,000            -
                                            ============================================================
                                                $164,000       $               $  81,000     $123,000
                                                                  40,000
                                            ============================================================



     (1) Primarily deductions represent write-offs of accounts receivable and sales returns.

                                                                    Exhibit 3.2














                                     BYLAWS



                                       OF



                           QUALITY SEMICONDUCTOR, INC.

                                TABLE OF CONTENTS

                                                                                                      Page
ARTICLE I - CORPORATE OFFICES
         1.1 PRINCIPAL OFFICE...........................................................................28
         1.2 OTHER OFFICES..............................................................................28
ARTICLE II - MEETINGS OF SHAREHOLDERS...................................................................28
         2.1 PLACE OF MEETINGS..........................................................................28
         2.2 ANNUAL MEETING.............................................................................28
         2.3 SPECIAL MEETING............................................................................28
         2.4 NOTICE OF SHAREHOLDERS' MEETINGS...........................................................29
         2.5 MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE...............................................29
         2.6 QUORUM.....................................................................................30
         2.7 ADJOURNED MEETING; NOTICE..................................................................30
         2.8 VOTING.....................................................................................30
         2.9 VALIDATION OF MEETINGS; WAIVER OF NOTICE; CONSENT..........................................31
         2.10 SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING...................................32
         2.11 RECORD DATE FOR SHAREHOLDER NOTICE; VOTING; GIVING CONSENTS...............................32
         2.12 PROXIES...................................................................................33
         2.13 INSPECTORS OF ELECTION....................................................................33
ARTICLE III - DIRECTORS.................................................................................34
         3.1 POWERS.....................................................................................34
         3.2 NUMBER OF DIRECTORS........................................................................34
         3.3 ELECTION AND TERM OF OFFICE OF DIRECTORS...................................................35
         3.4 RESIGNATION AND VACANCIES..................................................................35
         3.5 PLACE OF MEETINGS; MEETINGS BY TELEPHONE...................................................35
         3.6 REGULAR MEETINGS...........................................................................36
         3.7 SPECIAL MEETINGS; NOTICE...................................................................36
         3.8 QUORUM.....................................................................................36
         3.9 WAIVER OF NOTICE...........................................................................36
         3.10 ADJOURNMENT...............................................................................37
         3.11 NOTICE OF ADJOURNMENT.....................................................................37
         3.12 BOARD ACTION BY WRITTEN CONSENT WITHOUT A MEETING.........................................37
         3.13 FEES AND COMPENSATION OF DIRECTORS........................................................37
         3.14 APPROVAL OF LOANS TO OFFICERS.............................................................37
ARTICLE IV - COMMITTEES.................................................................................38
         4.1 COMMITTEES OF DIRECTORS....................................................................38
         4.2 MEETINGS AND ACTION OF COMMITTEES..........................................................38
ARTICLE V - OFFICERS....................................................................................39
         5.1 OFFICERS...................................................................................39
         5.2 ELECTION OF OFFICERS.......................................................................39
         5.3 SUBORDINATE OFFICERS.......................................................................39
         5.4 REMOVAL AND RESIGNATION OF OFFICERS........................................................39
         5.5 VACANCIES IN OFFICES.......................................................................39
         5.6 CHAIRMAN OF THE BOARD......................................................................39
         5.7 PRESIDENT..................................................................................40
         5.8 VICE PRESIDENTS............................................................................40
         5.9 SECRETARY..................................................................................40
         .10 CHIEF FINANCIAL OFFICER....................................................................40
ARTICLE VI - INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND OTHER AGENTS........................41
         6.1 INDEMNIFICATION OF DIRECTORS AND OFFICERS..................................................41
         6.2 INDEMNIFICATION OF OTHERS..................................................................41
         6.3 PAYMENT OF EXPENSES IN ADVANCE.............................................................41
         6.4 INDEMNITY NOT EXCLUSIVE....................................................................42
         6.5 INSURANCE INDEMNIFICATION..................................................................42
         6.6 CONFLICTS..................................................................................42
ARTICLE VII - RECORDS AND REPORTS.......................................................................43
         7.1 MAINTENANCE AND INSPECTION OF SHARE REGISTER...............................................43
         7.2 MAINTENANCE AND INSPECTION OF BYLAWS.......................................................43
         7.3 MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS......................................43
         7.4 INSPECTION BY DIRECTORS....................................................................44
         7.5 ANNUAL REPORT TO SHAREHOLDERS; WAIVER......................................................44
         7.6 FINANCIAL STATEMENTS.......................................................................44
         7.7 REPRESENTATION OF SHARES OF OTHER CORPORATIONS.............................................45
ARTICLE VIII - GENERAL MATTERS..........................................................................45
         8.1 RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING......................................45
         8.2 CHECKS; DRAFTS; EVIDENCES OF INDEBTEDNESS..................................................45
         8.3 CORPORATE CONTRACTS AND INSTRUMENTS:  HOW EXECUTED.........................................46
         8.4 CERTIFICATES FOR SHARES....................................................................46
         8.5 LOST CERTIFICATES..........................................................................47
         8.6 CONSTRUCTION; DEFINITIONS..................................................................47
ARTICLE IX - AMENDMENTS.................................................................................47
         9.1 AMENDMENT BY SHAREHOLDERS..................................................................47
         9.2 AMENDMENT BY DIRECTORS.....................................................................47

                                     BYLAWS

                                       OF

                           QUALITY SEMICONDUCTOR, INC.


                                    ARTICLE I

                                CORPORATE OFFICES


         1.1       PRINCIPAL OFFICE

                  The board of directors shall fix the location of the principal executive office of the corporation at any place within or outside the State of California. If the principal executive office is located outside such state and the corporation has one or more business offices in such state, then the board of directors shall fix and designate a principal business office in the State of California.

         1.2       OTHER OFFICES

                  The board of directors may at any time establish branch or subordinate offices at any place or places where the corporation is qualified to do business.

                                   ARTICLE II

                            MEETINGS OF SHAREHOLDERS

         2.1       PLACE OF MEETINGS

                  Meetings of shareholders shall be held at any place within or outside the State of California designated by the board of directors. In the absence of any such designation, share holders' meetings shall be held at the principal executive office of the corporation.

         2.2       ANNUAL MEETING

                  The annual meeting of shareholders shall be held each year on a date and at a time designated by the board of directors. In the absence of such designation, the annual meeting of share holders shall be held on the first Monday of June in each year at 9:30 a.m. However, if such day falls on a legal holiday, then the meeting shall be held at the same time and place on the next succeeding full business day. At the meeting, directors shall be elected, and any other proper business may be transacted.

         2.3       SPECIAL MEETING

                  A special meeting of the shareholders may be called at any time by the board of directors, or by the chairman of the board, or by the president, or by one or more shareholders holding shares in the aggregate entitled to cast not less than ten percent (10%) of the votes at that meeting.

                  If a special meeting is called by any person or persons other than the board of directors or the president or the chairman of the board, then the request shall be in writing, specifying the time of such meeting and the general nature of the business pro posed to be transacted, and shall be delivered personally or sent by registered mail or by telegraphic or other facsimile transmission to the chairman of the board, the president, any vice president or the secretary of the corporation. The officer receiving the request shall cause notice to be promptly given to the shareholders entitled to vote, in accordance with the pro visions of Sections 2.4 and 2.5 of these bylaws, that a meeting will be held at the time requested by the person or persons calling the meeting, so long as that time is not less than thirty-five (35) nor more than sixty (60) days after the receipt of the request. If the notice is not given within twenty (20) days after receipt of the request, then the person or per sons requesting the meeting may give the notice. Nothing contained in this paragraph of this Section 2.3 shall be construed as limiting, fixing or affecting the time when a meeting of shareholders called by action of the board of directors may be held.

         2.4       NOTICE OF SHAREHOLDERS' MEETINGS

                  All notices of meetings of shareholders shall be sent or otherwise given in accordance with Section 2.5 of these bylaws not less than ten
(10) (or, if sent by third-class mail pursuant to Section 2.5 of these bylaws, thirty (30)) nor more than sixty (60) days before the date of the meeting. The notice shall specify the place, date, and hour of the meeting and (i) in the case of a special meeting, the general nature of the business to be transacted (no business other than that specified in the notice may be transacted) or (ii) in the case of the annual meeting, those matters which the board of directors, at the time of giving the notice, intends to present for action by the shareholders (but subject to the provisions of the next paragraph of this Section 2.4 any proper matter may be presented at the meeting for such action). The notice of any meeting at which directors are to be elected shall include the name of any nominee or nominees who, at the time of the notice, the board intends to present for election.

                  If action is proposed to be taken at any meeting for approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to Section 310 of the Corporations Code of California (the "Code"), (ii) an amendment of the articles of incorporation, pursuant to Section 902 of the Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of the Code, (iv) a voluntary dissolution of the corporation, pursuant to Section 1900 of the Code, or (v) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to Section 2007 of the Code, then the notice shall also state the general nature of that proposal.

         2.5       MANNER OF GIVING NOTICE; AFFIDAVIT OF NOTICE

                  Written notice of any meeting of shareholders shall be given either (i) personally or (ii) by first-class mail or (iii) by third-class mail but only if the corporation has outstanding shares held of record by five hundred (500) or more persons (determined as provided in Section 605 of the Code) on the record date for the share holders' meeting, or (iv) by telegraphic or other written communication. Notices not personally delivered shall be sent charges prepaid and shall be addressed to the shareholder at the address of that share holder appearing on the books of the corporation or given by the shareholder to the corporation for the purpose of notice. If no such address appears on the corporation's books or is given, notice shall be deemed to have been given if sent to that share holder by mail or telegraphic or other written communication to the corporation's principal executive office, or if published at least once in a news paper of general circulation in the county where that office is located. Notice shall be deemed to have been given at the time when delivered personally or deposited in the mail or sent by telegram or other means of written communication.

                  If any notice addressed to a shareholder at the address of that shareholder appearing on the books of the corporation is returned to the corporation by the United States Postal Service marked to indicate that the United States Postal Service is unable to de liver the notice to the shareholder at that address, then all future notices or reports shall be deemed to have been duly given without further mailing if the same shall be available to the shareholder on written demand of the shareholder at the principal executive office of the corporation for a period of one (1) year from the date of the giving of the notice.

                  An affidavit of the mailing or other means of giving any notice of any shareholders' meeting, executed by the secretary, assistant secretary or any transfer agent of the corporation giving the notice, shall be prima facie evidence of the giving of such notice.

         2.6       QUORUM

                  The presence in person or by proxy of the holders of a majority of the shares entitled to vote thereat constitutes a quorum for the transaction of business at all meetings of shareholders. The share holders present at a duly called or held meeting at which a quorum is present may continue to do business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum, if any action taken (other than adjournment) is approved by at least a majority of the shares required to constitute a quorum.

         2.7       ADJOURNED MEETING; NOTICE

                  Any shareholders' meeting, annual or special, whether or not a quorum is present, may be adjourned from time to time by the vote of the majority of the shares represented at that meeting, either in person or by proxy. In the absence of a quorum, no other business may be transacted at that meeting except as provided in Section 2.6 of these bylaws.
                  When any meeting of shareholders, either annual or special, is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place are announced at the meeting at which the adjournment is taken. However, if a new record date for the adjourned meeting is fixed or if the adjournment is for more than forty-five (45) days from the date set for the original meeting, then notice of the adjourned meeting shall be given. Notice of any such adjourned meeting shall be given to each share holder of record entitled to vote at the adjourned meeting in accordance with the provisions of Sections 2.4 and 2.5 of these bylaws. At any adjourned meeting the corporation may transact any business which might have been transacted at the original meeting.

         2.8       VOTING

                  The shareholders entitled to vote at any meeting of share holders shall be determined in accordance with the provisions of Section 2.11 of these bylaws, subject to the provisions of Sections 702 through 704 of the Code (relating to voting shares held by a fiduciary, in the name of a corporation or in joint ownership).

                  The shareholders' vote may be by voice vote or by ballot; provided, however, that any election for directors must be by ballot if demanded by any shareholder at the meeting and before the voting has begun.

                  Except as provided in the last paragraph of this Section 2.8, or as may be otherwise provided in the articles of incorporation, each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote of the shareholders. Any share holder entitled to vote on any matter may vote part of the shares in favor of the proposal and refrain from voting the remaining shares or, except when the matter is the election of directors, may vote them against the proposal; but, if the share holder fails to specify the number of shares which the shareholder is voting affirmatively, it will be conclusively presumed that the share holder's approving vote is with respect to all shares which the shareholder is entitled to vote.

                  If a quorum is present, the affirmative vote of the majority of the shares represented and voting at a duly held meeting (which shares voting affirmatively also constitute at least a majority of the required quorum) shall be the act of the share holders, unless the vote of a greater number or a vote by classes is required by the Code or by the articles of incorporation.

                  At a shareholders' meeting at which directors are to be elected, a shareholder shall be entitled to cumulate votes (i.e., cast for any candidate a number of votes greater than the number of votes which such shareholder normally is entitled to cast) if the candidates' names have been placed in nomination prior to commencement of the voting and the shareholder has given notice prior to commencement of the voting of the shareholder's intention to cumulate votes. If any shareholder has given such a notice, then every share holder entitled to vote may cumulate votes for candidates in nomination either
(i) by giving one candidate a number of votes equal to the number of directors to be elected multiplied by the number of votes to which that share holder's shares are normally entitled or (ii) by distributing the shareholder's votes on the same principle among any or all of the candidates, as the share holder thinks fit. The candidates receiving the highest number of affirmative votes, up to the number of directors to be elected, shall be elected; votes against any candidate and votes withheld shall have no legal effect.

         2.9       VALIDATION OF MEETINGS; WAIVER OF NOTICE; CONSENT

                  The transactions of any meeting of shareholders, either annual or special, however called and noticed, and wherever held, shall be as valid as though they had been taken at a meeting duly held after regular call and notice, if a quorum be present either in person or by proxy, and if, either before or after the meeting, each person entitled to vote, who was not present in person or by proxy, signs a written waiver of notice or a consent to the holding of the meeting or an approval of the minutes thereof. The waiver of notice or consent or approval need not specify either the business to be transacted or the purpose of any annual or special meeting of share holders, except that if action is taken or proposed to be taken for approval of any of those matters specified in the second paragraph of Section 2.4 of these bylaws, the waiver of notice or consent or approval shall state the general nature of the proposal. All such waivers, consents, and approvals shall be filed with the corporate records or made a part of the minutes of the meeting.

                  Attendance by a person at a meeting shall also constitute a waiver of notice of and presence at that meeting, except when the person objects at the beginning of the meeting to the transaction of any business because the meeting is not lawfully called or convened. Attendance at a meeting is not a waiver of any right to object to the consideration of matters required by the Code to be included in the notice of the meeting but not so included, if that objection is expressly made at the meeting.

         2.10      SHAREHOLDER ACTION BY WRITTEN CONSENT WITHOUT A MEETING

                  Any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if a consent in writing, setting forth the action so taken, is signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take that action at a meeting at which all shares entitled to vote on that action were present and voted.

                  In the case of election of directors, such a consent shall be effective only if signed by the holders of all outstanding shares entitled to vote for the election of directors. However, a director may be elected at any time to fill any vacancy on the board of directors, provided that it was not created by removal of a director and that it has not been filled by the directors, by the written consent of the holders of a majority of the outstanding shares entitled to vote for the election of directors.

                  All such consents shall be maintained in the corporate records. Any shareholder giving a written consent, or the share holder's proxy holders, or a transferee of the shares, or a personal representative of the shareholder, or their respective proxy holders, may revoke the consent by a writing received by the secretary of the corporation before written consents of the number of shares required to authorize the proposed action have been filed with the secretary.

                  If the consents of all shareholders entitled to vote have not been solicited in writing and if the unanimous written consent of all such shareholders has not been received, then the secretary shall give prompt notice of the corporate action approved by the share holders without a meeting. Such notice shall be given to those shareholders entitled to vote who have not consented in writing and shall be given in the manner specified in Section 2.5 of these bylaws. In the case of approval of (i) a contract or transaction in which a director has a direct or indirect financial interest, pursuant to
Section 310 of the Code, (ii) indemnification of a corporate "agent," pursuant to Section 317 of the Code, (iii) a reorganization of the corporation, pursuant to Section 1201 of the Code, and (iv) a distribution in dissolution other than in accordance with the rights of outstanding preferred shares, pursuant to
Section 2007 of the Code, the notice shall be given at least ten (10) days before the consummation of any action authorized by that approval.

         2.11      RECORD DATE FOR SHAREHOLDER NOTICE; VOTING; GIVING CONSENTS

                  For purposes of determining the shareholders entitled to notice of any meeting or to vote thereat or entitled to give consent to corporate action without a meeting, the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days nor less than ten
(10) days before the date of any such meeting nor more than sixty (60) days before any such action without a meeting, and in such event only shareholders of record on the date so fixed are entitled to notice and to vote or to give consents, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date, except as otherwise provided in the Code.

                  If the board of directors does not so fix a record date:

                  (a) the record date for determining  shareholders  entitled to notice of or to vote at a meeting of shareholders shall be at the close of business on the business day next preceding the day on which notice is given or, if notice is waived, at the close of business on the business day next preceding the day on which the meeting is held; and

                  (b) the record date for determining  shareholders  entitled to give consent to corporate action in writing without a meeting, (i) when no prior action by the board has been taken, shall be the day on which the first written consent is given, or (ii) when prior action by the board has been taken, shall be at the close of business on the day on which the board adopts the resolution relating to that action, or the sixtieth (60th) day before the date of such other action, whichever is later.

                  The record date for any other  purpose shall be as provided in
Article VIII of these bylaws.

         2.12      PROXIES

                  Every person entitled to vote for directors, or on any other matter, shall have the right to do so either in person or by one or more agents authorized by a written proxy signed by the person and filed with the secretary of the corporation. A proxy shall be deemed signed if the shareholder's name is placed on the proxy (whether by manual signature, typewriting, telegraphic transmission or otherwise) by the shareholder or the shareholder's attorney-in-fact. A validly executed proxy which does not state that it is irrevocable shall continue in full force and effect unless (i) the person who executed the proxy revokes it prior to the time of voting by delivering a writing to the corporation stating that the proxy is revoked or by executing a subsequent proxy and presenting it to the meeting or by voting in person at the meeting, or (ii) written notice of the death or incapacity of the maker of that proxy is received by the corporation before the vote pursuant to that proxy is counted; provided, however, that no proxy shall be valid after the expiration of eleven (11) months from the date of the proxy, unless otherwise provided in the proxy. The dates contained on the forms of proxy presumptively determine the order of execution, regardless of the postmark dates on the envelopes in which they are mailed. The revocability of a proxy that states on its face that it is irrevocable shall be governed by the pro visions of Sections 705(e) and 705(f) of the Code.

         2.13      INSPECTORS OF ELECTION

                  Before any meeting of shareholders, the board of directors may appoint an inspector or inspectors of election to act at the meeting or its adjournment. If no inspector of election is so appointed, then the chairman of the meeting may, and on the request of any share holder or a shareholder's proxy shall, appoint an inspector or inspectors of election to act at the meeting. The number of inspectors shall be either one (1) or three (3). If inspectors are appointed at a meeting pursuant to the request of one (1) or more shareholders or proxies, then the holders of a majority of shares or their proxies present at the meeting shall determine whether one (1) or three (3) inspectors are to be appointed. If any person appointed as inspector fails to appear or fails or refuses to act, then the chairman of the meeting may, and upon the request of any share holder or a share holder's proxy shall, appoint a person to fill that vacancy.

                  Such inspectors shall:

                  (a) determine the number of shares  outstanding and the voting power of each, the number of shares represented at the meeting, the existence of a quorum, and the authenticity, validity, and effect of proxies;
                  (b)  receive votes, ballots or consents;
                  (c) hear and determine all challenges and questions in any way arising in connection with the right to vote;
                  (d)  count and tabulate all votes or consents;
                  (e)  determine when the polls shall close;
                  (f)  determine the result; and
                  (g) do any  other  acts  that may be  proper  to  conduct  the election or vote with fairness to all shareholders.

                                   ARTICLE III

         3.1       DIRECTORS POWERS

                  Subject to the provisions of the Code and any limitations in the articles of incorporation and these bylaws relating to action required to be approved by the shareholders or by the outstanding shares, the business and affairs of the corporation shall be managed and all corporate powers shall be exercised by or under the direction of the board of directors.

         3.2       NUMBER OF DIRECTORS

                  The number of directors of the corporation shall be not less than three (3) nor more than five (5). The exact number of directors shall be five (5)* until changed, within the limits specified above, by a bylaw amending this Section 3.2, duly adopted by the board of directors or by the shareholders. The indefinite number of directors may be changed, or a definite number may be fixed without provision for an indefinite number, by a duly adopted amendment to the articles of incorporation or by an amendment to this bylaw duly adopted by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that an amendment reducing the fixed number or the minimum number of directors to a number less than five (5) can not be adopted if the votes cast against its adoption at a meeting, or the shares not consenting in the case of an action by written consent, are equal to more than sixteen and two-thirds percent (16-2/3%) of the outstanding shares entitled to vote thereon. No amendment may change the stated maximum number of authorized directors to a number greater than two (2) times the stated minimum number of directors minus one (1).

                  No reduction of the authorized number of directors shall have the effect of removing any director before that director's term of office expires.

         3.3       ELECTION AND TERM OF OFFICE OF DIRECTORS

                  Directors shall be elected at each annual meeting of shareholders to hold office until the next annual meeting. Each director, including a director elected to fill a vacancy, shall hold office until the expiration of the term for which elected and until a successor has been elected and qualified.

         3.4       RESIGNATION AND VACANCIES

                  Any director may resign effective on giving written notice to the chairman of the board, the president, the secretary or the board of directors, unless the notice specifies a later time for that resignation to become effective. If the resignation of a director is effective at a future time, the board of directors may elect a successor to take office when the resignation becomes effective.

                  Vacancies in the board of directors may be filled by a majority of the remaining directors, even if less than a quorum, or by a sole remaining director; however, a vacancy created by the removal of a director by the vote or written consent of the shareholders or by court order may be filled only by the affirmative vote of a majority of the shares represented and voting at a duly held meeting at which a quorum is present (which shares voting affirmatively also constitute a majority of the required quorum), or by the unanimous written consent of all shares entitled to vote thereon. Each director so elected shall hold office until the next annual meeting of the shareholders and until a successor has been elected and qualified.

                  A vacancy or vacancies in the board of directors shall be deemed to exist (i) in the event of the death, resignation or removal of any director, (ii) if the board of directors by resolution declares vacant the office of a director who has been declared of unsound mind by an order of court or convicted of a felony, (iii) if the authorized number of directors is increased, or (iv) if the share holders fail, at any meeting of shareholders at which any director or directors are elected, to elect the number of directors to be elected at that meeting.

                  The shareholders may elect a director or directors at any time to fill any vacancy or vacancies not filled by the directors, but any such election other than to fill a vacancy created by removal, if by written consent, shall require the consent of the holders of a majority of the outstanding shares entitled to vote thereon.

         3.5       PLACE OF MEETINGS; MEETINGS BY TELEPHONE

                  Regular meetings of the board of directors may be held at any place within or outside the State of California that has been designated from time to time by resolution of the board. In the absence of such a designation, regular meetings shall be held at the principal executive office of the corporation. Special meetings of the board may be held at any place within or outside the State of California that has been designated in the notice of the meeting or, if not stated in the notice or if there is no notice, at the principal executive office of the corporation.

                  Any meeting, regular or special, may be held by conference telephone or similar communication equipment, so long as all directors participating in the meeting can hear one another; and all such directors shall be deemed to be present in person at the meeting.

         3.6       REGULAR MEETINGS

                  Regular meetings of the board of directors may be held without notice if the times of such meetings are fixed by the board of directors.

         3.7       SPECIAL MEETINGS; NOTICE

                  Special meetings of the board of directors for any purpose or purposes may be called at any time by the chairman of the board, the president, any vice president, the secretary or any two directors.

                  Notice of the time and place of special meetings shall be delivered personally or by telephone to each director or sent by first-class mail or telegram, charges prepaid, addressed to each director at that director's address as it is shown on the records of the corporation. If the notice is mailed, it shall be deposited in the United States mail at least four (4) days before the time of the holding of the meeting. If the notice is delivered personally or by telephone or telegram, it shall be delivered personally or by telephone or to the telegraph company at least forty-eight (48) hours before the time of the holding of the meeting. Any oral notice given personally or by telephone may be communicated either to the director or to a person at the office of the director who the person giving the notice has reason to believe will promptly communicate it to the director. The notice need not specify the purpose or the place of the meeting, if the meeting is to be held at the principal executive office of the corporation.

         3.8       QUORUM

                  A majority of the authorized number of directors shall constitute a quorum for the transaction of business, except to adjourn as provided in Section 3.10 of these bylaws. Every act or decision done or made by a majority of the directors present at a duly held meeting at which a quorum is present shall be regarded as the act of the board of directors, subject to the provisions of Section 310 of the Code (as to approval of contracts or transactions in which a director has a direct or indirect material financial interest), Section 311 of the Code (as to appointment of committees), Section 317(e) of the Code (as to indemnification of directors), the articles of incorporation, and other applicable law.

                  A meeting at which a quorum is initially present may continue to transact business notwithstanding the withdrawal of directors, if any action taken is approved by at least a majority of the required quorum for that meeting.

         3.9       WAIVER OF NOTICE

                  Notice of a meeting need not be given to any director (i) who signs a waiver of notice or a consent to holding the meeting or an approval of the minutes thereof, whether before or after the meeting, or (ii) who attends the meeting without protesting, prior thereto or at its commencement, the lack of notice to such directors. All such waivers, consents, and approvals shall be filed with the corporate records or made part of the minutes of the meeting. A waiver of notice need not specify the purpose of any regular or special meeting of the board of directors.

         3.10      ADJOURNMENT

                  A  majority  of  the   directors   present,   whether  or  not
constituting a quorum, may adjourn any meeting to another time and place.

         3.11      NOTICE OF ADJOURNMENT

                  Notice of the time and place of holding an adjourned meeting need not be given unless the meeting is adjourned for more than twenty-four (24) hours. If the meeting is adjourned for more than twenty-four (24) hours, then notice of the time and place of the adjourned meeting shall be given before the adjourned meeting takes place, in the manner specified in Section 3.7 of these bylaws, to the directors who were not present at the time of the adjournment.

         3.12      BOARD ACTION BY WRITTEN CONSENT WITHOUT A MEETING

                  Any action required or permitted to be taken by the board of directors may be taken without a meeting, provided that all members of the board individually or collectively consent in writing to that action. Such action by written consent shall have the same force and effect as a unanimous vote of the board of directors. Such written consent and any counterparts thereof shall be filed with the minutes of the proceedings of the board.

         3.13      FEES AND COMPENSATION OF DIRECTORS

                  Directors and members of committees may receive such compensation, if any, for their services and such reimbursement of expenses as may be fixed or determined by resolution of the board of directors. This Section
3.13 shall not be construed to preclude any director from serving the corporation in any other capacity as an officer, agent, employee or otherwise and receiving compensation for those services.

          3.14     ASPPROVAL OF LOANS TO OFFICERS

                  The corporation may, upon the approval of the board of directors alone, make loans of money or property to, or guarantee the obligations of, any officer of the corporation or its parent or subsidiary, whether or not a director, or adopt an employee benefit plan or plans authorizing such loans or guaranties provided that (i) the board of directors determines that such a loan or guaranty or plan may reasonably be expected to benefit the corporation, (ii) the corporation has outstanding shares held of record by 100 or more persons (determined as provided in Section 605 of the Code) on the date of approval by the board of directors, and (iii) the approval of the board of directors is by a vote sufficient without counting the vote of any interested director or directors.

                                   ARTICLE IV

                                   COMMITTEES

         4.1       COMMITTEES OF DIRECTORS

                  The board of directors may, by resolution adopted by a majority of the authorized number of directors, designate one (1) or more committees, each consisting of two or more directors, to serve at the pleasure of the board. The board may designate one (1) or more directors as alternate members of any committee, who may replace any absent member at any meeting of the committee. The appointment of members or alternate members of a committee requires the vote of a majority of the authorized number of directors. Any committee, to the extent provided in the resolution of the board, shall have all the authority of the board, except with respect to:

     (a) the approval of any action which, under the Code, also requires shareholders' approval or approval of the outstanding shares;

     (b) the filling of vacancies on the board of directors or in any committee;
(c) the fixing of compensation of the directors for serving on the board or any committee; (d) the amendment or repeal of these bylaws or the adoption of new bylaws; (e) the amendment or repeal of any resolution of the board of directors which by its express terms is not so amendable or repealable;

     (f) a distribution to the shareholders of the corporation, except at a rate or in a periodic amount or within a price range determined by the board of directors; or

     (g) the appointment of any other committees of the board of directors or the members of such committees.

         4.2       MEETINGS AND ACTION OF COMMITTEES

     Meetings and actions of committees shall be governed by, and held and taken in accordance with, the provisions of Article III of these bylaws, Section 3.5 (place of meetings), Section 3.6 (regular meetings), Section 3.7 (special meetings and notice), Section 3.8 (quorum), Section 3.9 (waiver of notice),
Section 3.10  (adjournment),  Section 3.11 (notice of adjournment),  and Section
3.12 (action without meeting), with such changes in the context of those bylaws as are necessary to substitute the commit tee and its members for the board of directors and its members; provided, however, that the time of regular meetings of committees may be determined either by resolution of the board of directors or by resolution of the committee, that special meetings of committees may also be called by resolution of the board of directors, and that notice of special meetings of committees shall also be given to all alternate members, who shall have the right to attend all meetings of the committee. The board of directors may adopt rules for the government of any committee not inconsistent with the provisions of these bylaws.

                                    ARTICLE V

                                    OFFICERS

         5.1       OFFICERS

                  The officers of the corporation shall be a president, a secretary, and a chief financial officer. The corporation may also have, at the discretion of the board of directors, a chairman of the board, one or more vice presidents, one or more assistant secretaries, one or more assistant treasurers, and such other officers as may be appointed in accordance with the provisions of
Section 5.3 of these bylaws. Any number of offices may be held by the same person.

         5.2       ELECTION OF OFFICERS

                  The officers of the corporation, except such officers as may be appointed in accordance with the provisions of Section 5.3 or Section 5.5 of these bylaws, shall be chosen by the board, subject to the rights, if any, of an officer under any contract of employment.

         5.3       SUBORDINATE OFFICERS

                  The board of directors may appoint, or may empower the president to appoint, such other officers as the business of the corporation may require, each of whom shall hold office for such period, have such authority, and perform such duties as are provided in these bylaws or as the board of directors may from time to time determine.

         5.4       REMOVAL AND RESIGNATION OF OFFICERS

                  Subject to the rights, if any, of an officer under any contract of employment, any officer may be removed, either with or without cause, by the board of directors at any regular or special meeting of the board or, except in case of an officer chosen by the board of directors, by any officer upon whom such power of removal may be conferred by the board of directors.

                  Any officer may resign at any time by giving written notice to the corporation. Any resignation shall take effect at the date of the receipt of that notice or at any later time specified in that notice; and, unless otherwise specified in that notice, the acceptance of the resignation shall not be necessary to make it effective. Any resignation is without prejudice to the rights, if any, of the corporation under any contract to which the officer is a party.

         5.5       VACANCIES IN OFFICES

                  A vacancy in any office because of death, resignation, removal, disqualification or any other cause shall be filled in the manner prescribed in these bylaws for regular appointments to that office.

         5.6       CHAIRMAN OF THE BOARD

                  The chairman of the board, if such an officer be elected, shall, if present, preside at meetings of the board of directors and exercise and perform such other powers and duties as may from time to time be assigned to him by the board of directors or as may be pre scribed by these bylaws. If there is no president, then the chairman of the board shall also be the chief executive officer of the corporation and shall have the powers and duties prescribed in Section 5.7 of these bylaws.

         5.7       PRESIDENT

                  Subject to such supervisory powers, if any, as may be given by the board of directors to the chairman of the board, if there be such an officer, the president shall be the chief executive officer of the corporation and shall, subject to the control of the board of directors, have general supervision, direction, and control of the business and the officers of the corporation. He shall preside at all meetings of the shareholders and, in the absence or non existence of a chairman of the board, at all meetings of the board of directors. He shall have the general powers and duties of management usually vested in the office of president of a corporation, and shall have such other powers and duties as may be prescribed by the board of directors or these bylaws.

         5.8       VICE PRESIDENTS

                  In the absence or disability of the president, the vice presidents, if any, in order of their rank as fixed by the board of directors or, if not ranked, a vice president designated by the board of directors, shall perform all the duties of the president and when so acting shall have all the powers of, and be subject to all the restrictions upon, the president. The vice presidents shall have such other powers and perform such other duties as from time to time may be prescribed for them respectively by the board of directors, these bylaws, the president or the chairman of the board.

         5.9       SECRETARY

                  The secretary shall keep or cause to be kept, at the principal executive office of the corporation or such other place as the board of directors may direct, a book of minutes of all meetings and actions of directors, committees of directors and shareholders. The minutes shall show the time and place of each meeting, whether regular or special (and, if special, how authorized and the notice given), the names of those present at directors' meetings or committee meetings, the number of shares present or represented at shareholders' meetings, and the proceedings thereof.

                  The secretary shall keep, or cause to be kept, at the principal executive office of the corporation or at the office of the corporation's transfer agent or registrar, as determined by resolution of the board of directors, a share register, or a duplicate share register, showing the names of all shareholders and their addresses, the number and classes of shares held by each, the number and date of certificates evidencing such shares, and the number and date of cancellation of every certificate surrendered for cancellation.

                  The secretary shall give, or cause to be given, notice of all meetings of the shareholders and of the board of directors required to be given by law or by these bylaws. He shall keep the seal of the corporation, if one be adopted, in safe custody and shall have such other powers and perform such other duties as may be prescribed by the board of directors or by these bylaws.

         5.10.....CHIEF FINANCIAL OFFICER

                  The chief financial officer shall keep and maintain, or cause to be kept and maintained, adequate and correct books and records of accounts of the properties and business transactions of the corporation, including accounts of its assets, liabilities, receipts, disbursements, gains, losses, capital, retained earnings, and shares. The books of account shall at all reasonable times be open to inspection by any director.

                  The chief financial officer shall deposit all money and other valuables in the name and to the credit of the corporation with such depositaries as may be designated by the board of directors. He shall disburse the funds of the corporation as may be ordered by the board of directors, shall render to the president and directors, whenever they request it, an account of all of his transactions as chief financial officer and of the financial condition of the corporation, and shall have such other powers and perform such other duties as may be prescribed by the board of directors or these bylaws.

                                   ARTICLE VI

       INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES, AND OTHER AGENT

         6.1       INDEMNIFICATION OF DIRECTORS AND OFFICERS

                  The corporation shall, to the maximum extent and in the manner permitted by the Code, indemnify each of its directors and officers against expenses (as defined in Section 317(a) of the Code), judgments, fines, settlements, and other amounts actually and reason ably incurred in connection with any proceeding (as defined in Section 317(a) of the Code), arising by reason of the fact that such person is or was an agent of the corporation. For purposes of this Article VI, a "director" or "officer" of the corporation includes any person (i) who is or was a director or officer of the corporation,
(ii) who is or was serving at the request of the corporation as a director or officer of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was a director or officer of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

         6.2       INDEMNIFICATION OF OTHERS

                  The corporation shall have the power, to the extent and in the manner permitted by the Code, to indemnify each of its employees and agents (other than directors and officers) against expenses (as defined in Section 317(a) of the Code), judgments, fines, settlements, and other amounts actually and reason ably incurred in connection with any proceeding (as defined in Section 317(a) of the Code), arising by reason of the fact that such person is or was an agent of the corporation. For purposes of this Article VI, an "employee" or "agent" of the corporation (other than a director or officer) includes any person (i) who is or was an employee or agent of the corporation,
(ii) who is or was serving at the request of the corporation as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or (iii) who was an employee or agent of a corporation which was a predecessor corporation of the corporation or of another enterprise at the request of such predecessor corporation.

         6.3       PAYMENT OF EXPENSES IN ADVANCE

                  Expenses incurred in defending any civil or criminal action or proceeding for which indemnification is required pursuant to Section 6.1 or for which indemnification is permitted pursuant to Section 6.2 following authorization thereof by the Board of Directors shall be paid by the corporation in advance of the final disposition of such action or proceeding upon receipt of an under taking by or on behalf of the indemnified party to repay such amount if it shall ultimately be determined that the indemnified party is not entitled to be indemnified as authorized in this Article VI.

         6.4       INDEMNITY NOT EXCLUSIVE

                  The indemnification provided by this Article VI shall not be deemed exclusive of any other rights to which those seeking indemnification may be entitled under any bylaw, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office, to the extent that such additional rights to indemnification are authorized in the Articles of Incorporation.

         6.5       INSURANCE INDEMNIFICATION

                  The corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation against any liability asserted against or incurred by such person in such capacity or arising out of such person's status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article VI.

         6.6       CONFLICTS

                  No indemnification or advance shall be made under this Article VI, except where such indemnification or advance is man dated by law or the order, judgment or decree of any court of competent jurisdiction, in any circumstance where it appears:

                  (1) That it  would be  inconsistent  with a  provision  of the
                      Articles of Incorporation, these bylaws, a resolution of the shareholders or an agreement in effect at the time of the accrual of the alleged cause of the action asserted in the proceeding in which the expenses were incurred or other amounts were paid, which prohibits or otherwise limits indemnification; or

                  (2) That it would be inconsistent with any condition expressly imposed by a court in approving a settlement.

                                   ARTICLE VII

                               RECORDS AND REPORTS

         7.1       MAINTENANCE AND INSPECTION OF SHARE REGISTER

                  The corporation shall keep either at its principal executive office or at the office of its transfer agent or registrar (if either be appointed), as determined by resolution of the board of directors, a record of its shareholders listing the names and addresses of all shareholders and the number and class of shares held by each share holder.

                  A shareholder or shareholders of the corporation who holds at least five percent (5%) in the aggregate of the outstanding voting shares of the corporation or who holds at least one percent (1%) of such voting shares and has filed a Schedule 14B with the Securities and Exchange Commission relating to the election of directors, may (i) inspect and copy the records of share holders' names, addresses, and shareholdings during usual business hours on five (5) days' prior written demand on the corporation, (ii) obtain from the transfer agent of the corporation, on written demand and on the tender of such transfer agent's usual charges for such list, a list of the names and addresses of the shareholders who are entitled to vote for the election of directors, and their shareholdings, as of the most recent record date for which that list has been compiled or as of a date specified by the shareholder after the date of demand. Such list shall be made available to any such shareholder by the transfer agent on or before the later of five (5) days after the demand is received or five (5) days after the date specified in the demand as the date as of which the list is to be compiled.

                  The record of shareholders shall also be open to inspection on the written demand of any shareholder or holder of a voting trust certificate, at any time during usual business hours, for a purpose reasonably related to the holder's interests as a share holder or as the holder of a voting trust certificate.

                  Any inspection and copying under this Section 7.1 may be made in person or by an agent or attorney of the shareholder or holder of a voting trust certificate making the demand.

         7.2       MAINTENANCE AND INSPECTION OF BYLAWS

                  The corporation shall keep at its principal executive office or, if its principal executive office is not in the State of California, at its principal business office in California the original or a copy of these bylaws as amended to date, which bylaws shall be open to inspection by the shareholders at all reason able times during office hours. If the principal executive office of the corporation is outside the State of California and the corporation has no principal business office in such state, then the secretary shall, upon the written request of any shareholder, furnish to that share holder a copy of these bylaws as amended to date.

         7.3       MAINTENANCE AND INSPECTION OF OTHER CORPORATE RECORDS

                  The accounting books and records and the minutes of proceedings of the shareholders, of the board of directors, and of any commit tee or committees of the board of directors shall be kept at such place or places as are designated by the board of directors or, in absence of such designation, at the principal executive office of the corporation. The minutes shall be kept in written form, and the accounting books and records shall be kept either in written form or in any other form capable of being converted into written form.
                  The minutes and accounting books and records shall be open to inspection upon the written demand of any shareholder or holder of a voting trust certificate, at any reasonable time during usual business hours, for a purpose reasonably related to the holder's interests as a shareholder or as the holder of a voting trust certificate. The inspection may be made in person or by an agent or attorney and shall include the right to copy and make extracts. Such rights of inspection shall extend to the records of each subsidiary corporation of the corporation.

         7.4       INSPECTION BY DIRECTORS

                  Every director shall have the absolute right at any reasonable time to inspect all books, records, and documents of every kind as well as the physical properties of the corporation and each of its subsidiary corporations. Such inspection by a director may be made in person or by an agent or attorney. The right of inspection includes the right to copy and make extracts of documents.

         7.5       ANNUAL REPORT TO SHAREHOLDERS; WAIVER

                  The board of directors shall cause an annual report to be sent to the shareholders not later than one hundred twenty (120) days after the close of the fiscal year adopted by the corporation. Such report shall be sent at least fifteen (15) days (or, if sent by third-class mail, thirty-five (35) days) before the annual meeting of shareholders to be held during the next fiscal year and in the manner specified in Section 2.5 of these bylaws for giving notice to shareholders of the corporation.

                  The annual report shall contain (i) a balance sheet as of the end of the fiscal year, (ii) an income statement, (iii) a statement of changes in financial position for the fiscal year, and (iv) any report of independent accountants or, if there is no such report, the certificate of an authorized officer of the corporation that the statements were prepared without audit from the books and records of the corporation.

                  The foregoing requirement of an annual report shall be waived so long as the shares of the corporation are held by fewer than one hundred
(100) holders of record.

         7.6       FINANCIAL STATEMENTS

                  If no annual report for the fiscal year has been sent to share holders, then the corporation shall, upon the written request of any shareholder made more than one hundred twenty (120) days after the close of such fiscal year, deliver or mail to the person making the request, within thirty (30) days thereafter, a copy of a balance sheet as of the end of such fiscal year and an income statement and statement of changes in financial position for such fiscal year.

                  If a shareholder or shareholders holding at least five percent (5%) of the outstanding shares of any class of stock of the corporation makes a written request to the corporation for an income statement of the corporation for the three-month, six-month or nine-month period of the then current fiscal year ended more than thirty (30) days before the date of the request, and for a balance sheet of the corporation as of the end of that period, then the chief financial officer shall cause that statement to be prepared, if not already prepared, and shall deliver personally or mail that statement or statements to the person making the request within thirty (30) days after the receipt of the request. If the corporation has not sent to the shareholders its annual report for the last fiscal year, the statements referred to in the first paragraph of this Section 7.6 shall likewise be delivered or mailed to the shareholder or shareholders within thirty (30) days after the request.
                  The quarterly income statements and balance sheets referred to in this section shall be accompanied by the report, if any, of any independent accountants engaged by the corporation or by the certificate of an authorized officer of the corporation that the financial statements were prepared without audit from the books and records of the corporation.

         7.7       REPRESENTATION OF SHARES OF OTHER CORPORATIONS

                  The chairman of the board, the president, any vice president, the chief financial officer, the secretary or assistant secretary of this corporation, or any other person authorized by the board of directors or the president or a vice president, is authorized to vote, represent, and exercise on behalf of this corporation all rights incident to any and all shares of any other corporation or corporations standing in the name of this corporation. The authority herein granted may be exercised either by such person directly or by any other person authorized to do so by proxy or power of attorney duly executed by such person having the authority.

ARTICLE VIII

                                 GENERAL MATTERS

         8.1       RECORD DATE FOR PURPOSES OTHER THAN NOTICE AND VOTING

                  For purposes of determining the shareholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the shareholders entitled to exercise any rights in respect of any other lawful action (other than action by share holders by written consent without a meeting), the board of directors may fix, in advance, a record date, which shall not be more than sixty (60) days before any such action. In that case, only share holders of record at the close of business on the date so fixed are entitled to receive the dividend, distribution or allotment of rights, or to exercise such rights, as the case may be, notwithstanding any transfer of any shares on the books of the corporation after the record date so fixed, except as otherwise provided in the Code.

                  If the board of directors does not so fix a record date, then the record date for determining shareholders for any such purpose shall be at the close of business on the day on which the board adopts the applicable resolution or the sixtieth (60th) day before the date of that action, whichever is later.

         8.2       CHECKS; DRAFTS; EVIDENCES OF INDEBTEDNESS

                  From time to time, the board of directors shall determine by resolution which person or persons may sign or endorse all checks, drafts, other orders for payment of money, notes or other evidences of indebtedness that are issued in the name of or payable to the corporation, and only the persons so authorized shall sign or endorse those instruments.

         8.3       CORPORATE CONTRACTS AND INSTRUMENTS:  HOW EXECUTED

                  The board of directors, except as otherwise provided in these bylaws, may authorize any officer or officers, or agent or agents, to enter into any contract or execute any instrument in the name of and on behalf of the corporation; such authority may be general or confined to specific instances. Unless so authorized or ratified by the board of directors or within the agency power of an officer, no officer, agent or employee shall have any power or authority to bind the corporation by any contract or engagement or to pledge its credit or to render it liable for any purpose or for any amount.
         8.4       CERTIFICATES FOR SHARES

                  A certificate or certificates for shares of the corporation shall be issued to each shareholder when any of such shares are fully paid. The board of directors may authorize the issuance of certificates for shares partly paid provided that these certificates shall state the total amount of the consideration to be paid for them and the amount actually paid. All certificates shall be signed in the name of the corporation by the chairman of the board or the vice chairman of the board or the president or a vice president and by the chief financial officer or an assistant treasurer or the secretary or an assistant secretary, certifying the number of shares and the class or series of shares owned by the shareholder. Any or all of the signatures on the certificate may be facsimile.

                  In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed on a certificate ceases to be that officer, transfer agent or registrar before that certificate is issued, it may be issued by the corporation with the same effect as if that person were an officer, transfer agent or registrar at the date of issue.

         8.5       LOST CERTIFICATES

                  Except as provided in this Section 8.5, no new certificates for shares shall be issued to replace a previously issued certificate unless the latter is surrendered to the corporation and canceled at the same time. The board of directors may, in case any share certificate or certificate for any other security is lost, stolen or destroyed, authorize the issuance of replacement certificates on such terms and conditions as the board may require; the board may require indemnification of the corporation secured by a bond or other adequate security sufficient to protect the corporation against any claim that may be made against it, including any expense or liability, on account of the alleged loss, theft or destruction of the certificate or the issuance of the replacement certificate.

         8.6       CONSTRUCTION; DEFINITIONS

                  Unless the context requires otherwise, the general provisions, rules of construction, and definitions in the Code shall govern the construction of these bylaws. Without limiting the generality of this provision, the singular number includes the plural, the plural number includes the singular, and the term "person" includes both a corporation and a natural person.

                                   ARTICLE IX

                                   AMENDMENTS

         9.1       AMENDMENT BY SHAREHOLDERS

                  New bylaws may be adopted or these bylaws may be amended or repealed by the vote or written consent of holders of a majority of the outstanding shares entitled to vote; provided, however, that if the articles of incorporation of the corporation set forth the number of authorized directors of the corporation, then the authorized number of directors may be changed only by an amendment of the articles of incorporation.

         9.2       AMENDMENT BY DIRECTORS

                  Subject  to the  rights of the  shareholders  as  provided  in
Section 9.1 of these bylaws, bylaws, other than a bylaw or an amendment of a bylaw changing the authorized number of directors (except to fix the authorized number of directors pursuant to a bylaw providing for a variable number of directors), may be adopted, amended or repealed by the board of directors.

                        CERTIFICATE OF ADOPTION OF BYLAWS

                                       OF

                           QUALITY SEMICONDUCTOR, INC.



                            Adoption by Incorporator

         The undersigned person appointed in the Articles of Incorporation to act as the Incorporator of QUALITY SEMICONDUCTOR, INC. hereby adopts the foregoing bylaws, comprising twenty-two (22) pages, as the Bylaws of the corporation.

         Executed this 21st day of October 1988.

                                               /s/  Steven J. Hanley
                                               Steven J. Hanley, Incorporated


                            Certificate by Secretary
                           of Adoption by Incorporator


         The undersigned hereby certifies that he is the duly elected, qualified, and acting Secretary of QUALITY SEMICONDUCTOR, INC. and that the foregoing Bylaws, comprising twenty-two (22) pages, were adopted as the Bylaws of the corporation on October 21, 1988, by the person appointed in the Articles of Incorporation to act as the Incorporator of the corporation.

         IN WITNESS WHEREOF, the undersigned has hereunto set his hand and affixed the corporate seal this 21st day of October 1988.



                                                     /s/  Craig W. Johnson
                                                     Craig W. Johnson, Secretary

                                                                   Exhibit 10.2a

                                   PROSPECTUS


                           QUALITY SEMICONDUCTOR, INC.

                             1989 STOCK OPTION PLAN


This Prospectus relates to 1,221,910 shares of Common Stock of Quality Semiconductor, Inc. (the "Company") which are offered for sale upon exercise of options to purchase shares of Common Stock granted or to be granted under the Company's 1989 Stock Option Plan. The terms and conditions of grants under the Plan, including the price of the shares of Common Stock, are governed by the provisions of such plan and the agreements thereunder between the Company and each participant.


                         THIS DOCUMENT CONSTITUTES PART
                       OF A PROSPECTUS COVERING SECURITIES
                            THAT HAVE BEEN REGISTERED
                        UNDER THE SECURITIES ACT OF 1933.


     THE SECURITIES OFFERED HEREBY INVOLVE A HIGH DEGREE OF RISK. PROSPECTIVE INVESTORS SHOULD CONSIDER CAREFULLY THE MATTERS SET FORTH UNDER "RISK FACTORS."


            THESE SECURITIES HAVE NOT BEEN APPROVED OR DISAPPROVED BY
               THE SECURITIES AND EXCHANGE COMMISSION NOR HAS THE
                 COMMISSION PASSED UPON THE ACCURACY OR ADEQUACY
                    OF THIS PROSPECTUS. ANY REPRESENTATION TO
                       THE CONTRARY IS A CRIMINAL OFFENSE.


TABLE OF CONTENTS

Page
INTRODUCTION................................................................2
RISK FACTORS ...............................................................2
THE 1989 STOCK OPTION PLAN .................................................2
RESTRICTIONS ON RESALE......................................................8
INCORPORATION OF DOCUMENTS BY REFERENCE.....................................9

The date of this Prospectus is February 13, 1995.

                           QUALITY SEMICONDUCTOR INC.

                             1989 STOCK OPTION PLAN

INTRODUCTION

This Prospectus relates to 1,221,910 shares of Common Stock ("Common Stock") of Quality Semiconductor, Inc. (the "Company") issuable upon exercise of options granted or to be granted to optionees under the Company's 1989 Stock Option Plan (the "Plan"). This Prospectus sets forth information concerning the Plan and will be distributed to participating optionees pursuant to the Securities Act of 1933 (the "Securities Act").

Additional information about the Plan and its administration can be obtained by writing the Stock Administrator of the Company at its executive offices at 851 Martin Avenue, Santa Clara, California 95050 or calling the Stock Administrator at (408) 450-8000.

RISK FACTORS

For a discussion of certain factors that should be considered carefully in evaluating the Company and its business before purchasing the shares offered by this Prospectus, reference is made to the sections entitled "Risk Factors," "Business," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Prospectus (the "Company's Prospectus") filed on November 18, 1994 with the U.S. Securities and Exchange Commission (the "SEC") pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended.

More recent information than that contained in the Company's Prospectus will be available at such time as the Company files with the SEC its Annual Report on Form 10-K (the "Annual Report") for 1995 and future years. Readers of this Prospectus should refer to Item 1, entitled "Business," which will be contained in the Annual Report. Readers should also refer to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" that will be contained in the Company's Annual Report to Shareholders for 1995 and future years and which will be included in the Annual Report. In addition, readers should refer to Item 2, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," that will be contained in the Company's Quarterly Reports on Form 10-Q, to be filed with the SEC at certain dates.

Copies of each of the documents described above are available (or will be available) without charge from the Company through its Stock Administrator.

                           THE 1989 STOCK OPTION PLAN

General

The Plan was adopted by the Board of Directors in November 1989 and approved by the shareholders in December 1989. A total of 1,316,666 shares of Common Stock have been reserved for issuance under the Plan As of the date of this Prospectus, options to purchase 884,683 shares of Common Stock are outstanding under the Plan, 337,227 shares of Common Stock remain available for future option grants and 94,756 shares had been issued upon exercise of previously granted options.

The following summary of the Plan is provided as a matter of convenience only and is qualified in its entirety by the text of the Plan, which is attached to this Prospectus and incorporated by reference herein.

The Plan provides for grants to employees (including officers and employee directors) of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for grants of non-statutory options ("NSOs") to employees (including officers and employee directors) and consultants (not including nonemployee directors) of the Company or any subsidiary of the Company. See "Certain Federal Income Tax Aspects of the Plan" below for information concerning the tax treatment of incentive stock options and nonstatutory options.

The Plan is not a qualified deferred compensation plan under Section 401(a) of the Code, and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

Purposes of the Plan

The purposes of the Plan are, among others, to attract and retain the best available personnel, to provide additional incentive to employees and consultants of the Company to increase the value of the Company to its shareholders, and to encourage their continued service to the Company.

Administration

The Plan is administered by the Company's Board of Directors or a committee of the Board (the "Administrator"). The Administrator may determine the terms of the options granted, including the exercise price, the number of shares subject to each option, and the conditions to and timing of exercisability of the option. The Administrator also has the full power to select the individuals to whom options will be granted and to make any combination of grants to any participants. The Administrator's interpretation and construction of any provision of the Plan are final and binding upon all participants.

Members of the Board receive no additional compensation for their services in connection with the administration of the Plan. All directors currently hold office until the annual meeting of shareholders of the Company following their election, or until their successors are duly elected and qualified. Directors may be removed from office by the vote of the majority of outstanding shares pursuant to the provisions of Section 303 of the California General Corporation Law or by court order.

Securities to be Purchased

The securities to be purchased under the Plan are shares of Common Stock, $.001 par value, of the Company. The holders of Common Stock are entitled to one vote per share on all matters to be voted upon by the shareholders. Subject to preferences that may be applicable to any outstanding Preferred Stock the holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board of Directors out of funds legally available therefor. In the event of a liquidation, dissolution or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities, subject to prior rights of Preferred Stock, if any, then outstanding. The Common Stock has no preemptive or conversion rights or other subscription rights. There are no redemption or sinking fund provisions available to the Common Stock. The Company has adopted provisions in its Restated Articles of Incorporation and Bylaws to eliminate the ability of shareholders to take actions by written consent. These provisions may have the effect of discouraging, delaying or preventing a change in control of the Company.

The Company has 1,000,000 authorized shares of "blank check" Preferred Stock that may be issued with such designations, rights and preferences as may be determined from time to time by the Board of Directors, without any further vote or action by the shareholders. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company, thereby delaying, deferring or preventing a change in control of the Company. Furthermore, such Preferred Stock may have other rights, including economic rights, senior to the Common Stock and as a result, the issuance of such Preferred Stock could have a material adverse effect on the market value of the Common Stock. Although the Company has no present intention to issue any additional shares of its Preferred Stock, there can be no assurance that the Company will not do so in the future.

Eligibility

The Plan provides that incentive stock options may be granted only to employees, (including officers and employee directors) of the Company or any subsidiary of the Company, while nonstatutory stock options may be granted not only to employees (including officers and employee directors), but also consultants (not including non-employee directors) of the Company or any subsidiary of the Company.

The Plan does not set either a maximum or minimum number of shares of Common Stock which may be granted under options to any person. However, no person may hold in a calendar year more than $100,000 worth of incentive stock options (determined by the total fair market value of shares issuable upon exercise of the vested options, with the fair market value determined by the exercise price of the options at time of grant) that first become exercisable in that calendar year. To the extent options have been issued to a person above the $100,000 limit, such options are treated as nonstatutory options. See "Certain Federal Income Tax Aspects of the Plan" below.

Terms and Conditions of Options

Each option is evidenced by a stock option agreement between the Company and the optionee, and is subject to the following terms and conditions:


     (a) Exercise of the Option. The Administrator determines when options may be exercised. An option is exercised by giving written notice of exercise to the Company specifying the number of full shares of Common Stock to be purchased and by tendering of payment of the purchase price. The purchase price of the shares purchased upon exercise of an option shall be paid in consideration of such form as is determined by the Administrator, and such form of consideration may vary for each option. Each optionee should refer to his or her individual option agreement for information as to the exercisability and form of consideration applicable to his or her option.



     (b) Exercise Price and Consideration. The option exercise price for each share issuable under an ISO may not be less than 100% of the fair market value per share on the date of grant. The option exercise price for each share issuable under an NSO may not be less than 85% of the fair market value per share on the date of grant of the option. In the case of either ISOs or NSOs granted to a person who at the time of the grant owns stock representing more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary, the option exercise price for each share covered by such option may not be less than 1 10% of the fair market value of a share of Common Stock on the date of grant of such option.

     The Administrator of the Plan determines the fair market value of the Common Stock. As long as the Common Stock of the Company is trading on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ-NMS") (as of the date of this Prospectus, the Common Stock was traded on NASDAQ-NMS), the fair market value of a share of Common Stock of the Company shall be the closing sales price for such stock as quoted on such system on the date of determination (if for a given day no sales were reported, the closing bid on that day shall be used), as such price is reported in The Wall Street Journal or such other source the Administrator deems reliable.

     The consideration to be paid for shares issued on exercise of options granted under the Plan, including the method of payment, is determined by the Administrator (in the case of ISOs, such determination shall be made at the time of grant) and may consist entirely of cash, check, promissory note, other shares of Common Stock that either have been beneficially owned by the optionee for at least six months or were not acquired, directly or indirectly, from the Company, with a fair market value on the surrender date equal to the aggregate exercise price of the shares as to which such option shall be exercised, or such other consideration and method of payment for the issuance of shares to the extent permitted under Sections 408 and 409 of the California General Corporation Law. The Administrator may also authorize payments by any combination of the above methods or such other consideration and method of payment for the issuance of shares to the extent permitted under applicable laws.

     (c) Termination of Status As an Employee or Consultant. In the event of termination of an optionee's employment or consulting relationship with the Company for any reason other than death or permanent disability, the optionee may exercise his or her option to the extent that he or she was entitled to exercise it at the date of termination, but such exercise must be made within thirty days (or such other period of time determined by the Administrator, but not exceeding three months in the case of an ISO or six months in the case of an NSO, with such determination in the case of an ISO being made at the time of grant of the option).

     (d) Disability. If an optionee is unable to continue his or her employment or consulting relationship with the Company as a result of his or her total and permanent disability, an option may be exercised (to the extent it was exercisable upon the date of termination) within six months of termination (or such other period of time determined by the Administrator, but not to exceed 12 months, with such determination in the case of an incentive stock option being made at the time of grant of the option), but an option may not be exercised later than the date of expiration of the term of the option as set out in the option agreement. Notwithstanding the foregoing, if an optionee is unable to continue his or her employment or consulting relationship with the Company as a result of any disability not constituting a total and permanent disability (as defined in Section 22(e)(3) of the Code), he may, but only within six months from the date of such termination (but in no event later than the date of expiration of the term of such option as set forth in the option agreement), exercise his option to the extent he was entitled to exercise it at the date of such termination; provided, however, that if such optionee fails to exercise any ISO within three months from the date of termination of employment, such option shall be treated for federal income tax purposes as a NSO. To the extent that optionee was not entitled to exercise the option at the date of termination, or if optionee does not exercise such option (which he was entitled to exercise) within the time specified herein, the option shall terminate.

     (e) Death. If an optionee should die while employed, or within 30 days following the termination of optionee's continuous status as an employee or consulting relationship, the optionee's estate or a person who has acquired the right to exercise the option by bequest or inheritance may exercise the option at any time within six months after the date of death (but not later than the date of expiration of the term of the option as set out in the option agreement). The option shall be exercisable to the extent the optionee would have been entitled So exercise the option had the optionee continued living and remained an employee for six months after the date of death. If an optionee shall die within 30 days (or such other period not exceeding three months as determined by the Administrator, with the determination in the case of an ISO being made at the time of grant) after termination of employment, the option shall be exercisable at any time within six months after the date of death (but in no event later than the date of expiration of the term of the option as set forth in the option agreement).

     (f) Rule 16b-3. Options granted to persons subject to Section 16(b) of the Securities Exchange Act of 1934 (the "Exchange Act") must comply with Rule 16b-3 and shall contain such additional conditions or restrictions as may be required thereunder to qualify for the maximum exemption from Section 16 of the Exchange Act with respect to Plan transactions.

     (g) Term of Options. The term of an option is determined by the specific option agreement. Incentive stock options may not have a term of more than 10 years. Furthermore, the maximum term for an option granted to an optionee who immediately before the grant of such option owns more than 10% of the total combined voting power of all classes of stock of the Company or any parent or subsidiary is five years. No option may be exercised by any person after its term expires.

     (h) Option Not Transferable. An option is nontransferable by the optionee other than by will or the laws of descent and distribution. An option is exercisable during the optionee's lifetime only by the optionee and the designation of a beneficiary by an optionee will not constitute a transfer.

     (i) Change in Control Transactions. In the event of a sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, the option may be assumed or an equivalent option substituted by the successor corporation. In the event of the proposed dissolution or liquidation of the Company, each option will terminate to the extent it has not been previously exercised.

     (j) Other Provisions. The option agreement may contain other terms, provisions and conditions as may be determined by the Administrator as long as they are consistent with the Plan.

Adjustments upon Changes in Capitalization

In the event any change such as a stock split or dividend is made in the Company's capitalization that results in an increase or decrease in the number of outstanding shares of Common Stock without receipt of consideration by the Company, appropriate adjustment shall be made in the exercise price and in the number of shares subject to each option, as well as in the number of shares available for issuance under the Plan.

Amendment and Termination of the Plan

The Board may amend the Plan at any time or from time to time or may terminate the Plan without approval of the shareholders, except that shareholder approval is required for any amendment to the Plan in such a manner and to such a degree as required to comply with Rule 16b-3 or with Section 422 of the Code (or any other applicable law or regulation, including the requirements of any Stock Exchange). However, no action by the Board or shareholders may adversely alter or impair any option previously granted under the Plan, unless mutually agreed otherwise between the optionee and the Board. The Plan shall terminate in November 1999. Any options outstanding at that time under the Plan shall remain outstanding until they expire by their own terms.

Certain Federal Income Tax Aspects of the Plan

The following is a brief summary of the effect of federal income taxation upon an optionee and the Company with respect to the grant of options and purchase of shares under the Plan. This summary does not purport to be complete and does not address the federal income tax consequences to taxpayers with special tax status. In addition, this summary does not discuss the provisions of the income tax laws of any municipality, state or foreign country in which the participant may reside, and does not discuss estate, gift or other tax consequences other than income tax consequences. The summary is based on federal income tax laws in effect as of the date of this Prospectus, which could change. The Company advises each optionee to consult his or her own tax advisor regarding the taxation of option grants and exercises and for reference to applicable provisions of the Code.

              Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Code, or nonstatutory options.

If an option granted under the Plan is an ISO, the optionee will recognize no income upon grant of the incentive stock option and incur no tax liability upon the exercise unless the alternative minimum tax rules apply (see below). The Company will not be allowed a deduction for federal income tax purposes as a result of the exercise of an ISO regardless of the applicability of the alternative minimum tax. Upon the sale or exchange of the shares more than two years after grant of the ISO and one year after exercise of the ISO, any gain will be taxed to the optionee as long-term capital gain. If both of these holding periods are not satisfied at the time of disposition of the shares, including by gift (a "premature disposition"), the optionee will recognize ordinary income in connection with such disposition equal to the difference between the exercise price and the lower of the fair market value of the stock at the date of the option exercise or the sale price of the stock. A different rule for measuring ordinary income upon such a premature disposition may apply if the optionee is also an officer, director or 10% shareholder of the Company. The Company will be entitled to a deduction in the same amount as the ordinary income recognized by the optionee. Any gain recognized on such a premature disposition of the shares in excess of the amount treated as ordinary income will be characterized as long-term capital gain if the sale occurs more than one year after exercise of the option or as short-term capital gain if the sale is made earlier. Currently, the federal income tax rate on net capital gain (net long-term capital gain minus net short-term capital loss) is capped at 28%, whereas other income is taxable at federal rates of as much as 39.6%. Capital losses are allowed in full against capital gains plus $3,000 of other income.

All options which are not ISOs are treated as NSOs. An optionee will not recognize any taxable income at the time he or she is granted an NSO. However, upon its exercise, the optionee will recognize ordinary income for tax purposes measured by the excess of the then fair market value of the shares over the option price. In certain circumstances, where the shares are subject to a substantial risk of forfeiture when acquired or where sale of shares acquired upon exercise of an option could subject the optionee, because of his or her status as a director, officer or 10% shareholder of the Company, to suit under
Section 16 of the Exchange Act, the date of recognition of such ordinary income may be deferred for up to six months unless the optionee timely files an election with the Internal Revenue Service under Section 83(b) of the Code. The optionee's holding period for long-term capital gains purposes commences as of the date he or she recognizes ordinary income with respect to an option exercise. Upon resale of such shares by the optionee, any difference between the sales price and the exercise price, to the extent not recognized as ordinary income as provided above, will be treated as capital gain or loss, and will qualify for long-term capital gain or loss treatment if the shares have been held for more than one year. The Company will be entitled to a tax deduction in the amount and at the time that the optionee recognizes ordinary income with respect to shares acquired upon exercise of an NSO

Alternative Minimum Tax

The exercise of an ISO may subject the optionee to the alternative minimum tax ("AMT") under Section 55 of the Code. The AMT is calculated by applying a tax rate of 26% to alternative minimum taxable income up to $175,000 ($87,500 for married taxpayers filing separately) and 28% to alternative minimum income above $175,000. Alternative minimum taxable income is equal to (i) taxable income adjusted for certain items (including any excess at the time of exercise of an incentive stock option of the value of the stock over the exercise price as described below), plus (ii) items of tax preference less (iii) an exclusion of $45,000 for joint returns and $33,750 for individual returns.

In computing alternative minimum taxable income, shares purchased upon exercise of an ISO are treated as if they had been acquired by the optionee pursuant to an NSO. Accordingly, alternative minimum taxable income includes the excess of the value of the stock subject to such option over the exercise price. That excess normally is increased as of the date of exercise of the option, but a special rule applies. This may be particularly significant if shares subject to a repurchase option of the Company are purchased upon exercise of an ISO or if a sale of the shares acquired upon exercise of an option could subject an optionee to suit under Section 16(b) of the Exchange Act. Under certain circumstances, an optionee may affect the timing and measurement of AMT by filing an election with the Internal Revenue Service under Section 83(b) of the Code within 30 days after the date of exercise of an ISO. Therefore, an optionee should consult his or her own tax advisor prior to exercising an ISO concerning the advisability of filing an election under Section 83(b) of the Code.

If an optionee pays AMT in excess of his or her regular tax liability, the amount of such AMT relating to ISOs may be carried forward as a credit against any subsequent year's regular tax in excess of the AMT.

RESTRICTIONS ON RESALE

The officers and directors of the Company eligible to participate in the Plan may be deemed to be "affiliates" of the Company as that term is defined under the Securities Act. Common Stock acquired under the Plan by an affiliate may only be reoffered or resold pursuant to an effective registration statement or pursuant to Rule 144 under the Securities Act or another exemption from the registration requirements of the Securities Act. Such reoffers or resales may not be made pursuant to this Prospectus.

                     INCORPORATION OF DOCUMENTS BY REFERENCE

              This Prospectus incorporates by reference the following documents that have been filed by the Company with the Securities and Exchange Commission, or portions of such documents:

1. The Company's Prospectus filed on November 18, 1994 pursuant to Rule 424(b)(4) of the Securities Act, which contains audited financial statements for the Company's latest fiscal year for which such statements have been filed.

2. Items 1 and 2 of the Company's Registration Statement on Form 8-A filed on October 26, 1994 pursuant to Section 12 of the Exchange Act.

All documents subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act, prior to the filing of a post-effective amendment which indicates that all securities offered have been sold or which deregisters all securities then remaining unsold, shall be deemed to be incorporated by reference in this Prospectus and to be part hereof from the date of filing such documents.

The Company hereby undertakes to provide without charge to each person to whom a copy of this Prospectus has been delivered, on the written or oral request of any such person, copies of the documents described above and all documents subsequently filed by the Company pursuant to Sections 13(a), 13(c), 14 and 15(d) of the Exchange Act (including Annual Reports, Forms 10-K and 10-Q and Proxy Statements) prior to the filing of a post-effective amendment which indicates that all securities offered have been sold or which deregisters all securities then remaining unsold, all of which are hereby incorporated in this Prospectus by reference, effective upon the filing date of such documents.

Requests for such copies, or additional information regarding the Plan and its administration should be directed to the Company's Stock Administrator at the Company's offices at 851 Martin Avenue, Santa Clara, California 95050 (telephone number: (408) 450-8000).

                                                                   Exhibit 10.2b

                           QUALITY SEMICONDUCTOR, INC.

                             1989 STOCK OPTION PLAN


1. Purposes of the Plan. The purposes of this Stock Option Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to the Employees and Consultants of the Company and to promote the success of the Company's business.

         Options  granted   hereunder  may  be  either   Incentive   Options  or
Nonstatutory Stock Options, at the discretion of Board and as reflected in the terms of the written option agreement.

2.       Definitions. As used herein, the following definitions shall apply:

     (a) "Board" shall mean the Committee, if one has been appointed, or the Board of Directors of the Company, if no Committee is appointed.

     (b) "Code" shall mean the Internal Revenue Code of 1986, as amended.

     (c) "Committee" shall mean the Committee appointed by the Board of Directors in accordance with paragraph (a) of Section 4 of the Plan, if one is appointed.

     (d) "Common Stock" shall mean the Common Stock of the Company.

     (e) "Company" shall mean Quality Semiconductor, Inc., a California corporation.

     (f) "Consultant" shall mean any person who is engaged by the Company or any Parent or Subsidiary to render consulting services and is compensated for such consulting services, and any director of the Company whether compensated for such services or not; provided that if and in the event the Company registers any class of any equity security pursuant to
         Section 12 of the  Securities  Exchange  Act of 1934,  as amended  (the
         "Exchange Act"), the term Consultant shall thereafter not include directors who are not compensated for their services or are paid only a director's fee by the Company.

     (g) "Continuous Status as an Employee or Consultant" shall mean the absence of any interruption or termination of service as an Employee or Consultant. Continuous Status as an Employee or Consultant shall not be considered interrupted in the case of sick leave, military leave, or any other leave of absence approved by the Board; provided that such leave is for a period of not more than 90 days or reemployment upon the expiration of such leave is guaranteed by contract or statute.

     (h) "Employee" shall mean any person, including officers and directors, employed by the Company or any Parent or Subsidiary of the Company. The payment of a director's fee by the Company shall not be sufficient to constitute "employment" by the Company.

     (i) "Incentive Stock Option" shall mean an Option intended to qualify as an incentive stock option within the meaning of Section 422A of the Code.

     (j) "Nonstatutory Stock Option" shall mean an Option not intended to qualify as an Incentive Stock Option.

     (k) "Option" shall mean a stock option granted pursuant to the Plan.

     (1) "Optioned Stock" shall meant he Common Stock subject to an Option.

     (m) "Optionee" shall mean an Employee or Consultant who receives an Option.

     (n) "Parent" shall mean a "parent corporation", whether now or hereafter existing, as defined in Section 425(e) of the Code.

     (o) "Plan" shall mean this 1989 Stock Option Plan.

     (p) "Share" shall mean a share of the Common Stock, as adjusted in accordance with Section 11 of the Plan.

     (q) "Subsidiary" shall mean a "subsidiary corporation", whether now or hereafter existing, as defined in Section 425(f) of the Code.

     3. Stock Subject to the Plan. Subject to the provisions of Section 11 of the Plan, the maximum aggregate number of shares which may be optioned and sold under the Plan is 1,116,666 shares of Common Stock. The Shares may be authorized, but unissued, or reacquired Common Stock.

         If an Option should expire or become unexercisable for any reason without having been exercised in full, the unpurchased Shares which were subject thereto shall, unless the Plan shall have been terminated, become available for future grant under the Plan. Notwithstanding any other provision of the Plan, shares issued under the Plan and later repurchased by the Company shall not become available for future grant or sale under the Plan.

4.       Administration of the Plan.

     (a) Procedure. The Plan shall be administered by the Board of Directors of the Company.

     (i) Subject to subparagraph (ii), the Board of Directors may appoint a Committee consisting of not less than two members of the Board of Directors to administer the Plan on behalf of the Board of Directors, subject to such terms and conditions as the Board of Directors may prescribe. Once appointed, the Committee shall continue to serve until otherwise directed by the Board of Directors. Members of the Board who are either eligible for Options or have been granted Options may vote on any matters affecting the administration of the Plan or the grant of any Options pursuant to the Plan, except that no such member shall act upon the granting of an Option to himself, but any such member may be counted in determining the existence of a quorum at any meeting of the Board during which action is taken with respect to the granting of Options to him.

     (ii) Notwithstanding the foregoing subparagraph (i), if and in any event the Company registers any class of any equity security pursuant to Section 12 of the Exchange Act, from the effective date of such registration until six months after the termination of such registration' any grants of Options to officers or directors shall only be made by the Board of Directors; provided, however, that if a majority of the Board of Directors is eligible to participate in this Plan or any other stock option or other stock plan of the Company or any of its affiliates, or has been eligible at any time during the prior one-year period (or, if shorter, the period following the initial registration of the Company's equity securities under Section 12 of the Exchange Act), any grants of Options to directors must be made by, or only in accordance with the recommendation of, a Committee consisting of three or more persons, who may but need not be directors or employees of the Company, appointed by the Board of Directors and having full authority to act in the matter, none of whom is eligible to participate in this Plan or any other stock option or other stock plan of the Company or any of its affiliates, or has been eligible at any time during the prior one-year period (or, if shorter, the period following the initial registration of the Company's equity securities under Section 12 of the Exchange
Act). Any Committee administering the Plan with respect to grants to officers who are not also directors shall conform to the requirements of the preceding sentence. Once appointed, the Committee shall continue to serve until otherwise directed by the Board of Directors.

     (iii) Subject to the foregoing subparagraphs (i) and (ii), from time to time the Board of Directors may increase the size of the Committee and appoint additional members thereof, remove members (with or without cause) and appoint new members in substitution therefor, fill vacancies however caused, or remove all members of the Committee and thereafter directly administer the Plan.

     (b) Powers of the Board. Subject to the provisions of the Plan, the Board shall have the authority, in its discretion: (i) to grant Incentive Stock Options or Nonstatutory Stock Options; (ii) to determine, upon review of relevant information and in accordance with Section 8(b) of the Plan, the fair market value of the Common Stock; (iii) to determine the exercise price per share of Options to be granted, which exercise price shall be determined in accordance with Section 8(a) of the Plan; (iv) to determine the Employees or Consultants to whom, and the time or times at which, Options shall be granted and the number of shares to be represented by each Option, (v) to interpret the Plan, (vi) to prescribe, amend and rescind rules and regulations relating to the Plan, (vii) to determine the terms and provisions of each Option granted (which need not be identical) and, with the consent of the holder thereof, modify or amend each Option, (viii) to authorize any person to execute on behalf of the Company any instrument required to effectuate the grant of an Option previously granted by the Board; and (ix) to make all other determinations deemed necessary or advisable for the administration of the Plan.

     (c)  Effect  of  Board's  Decision.   All  decisions,   determinations  and
interpretations of the Board shall be final and binding on all Optionees and any other holders of any Options granted under the Plan.

5.       Eligibility

     (a) Nonstatutory Stock Options may be granted only to Employees and Consultants. Incentive Stock Options may be granted only to Employees. An Employee or Consultant who has been granted an Option may, if he is otherwise eligible, be granted an additional Option or Options.

     (b) Each Option shall be designated in the written option agreement as either an Incentive Stock Option or a Nonstatutory Stock Option. However, notwithstanding such designations, to the extent that the aggregate fair market value of the Shares with respect to which Options designated as Incentive Stock Options are exercisable for the first time by any Optionee during any calendar year (under all plans of the Company) exceeds $100,000, such Options shall be treated as Nonstatutory Stock Options.

     (c) For purposes of Section 5(b), Options shall be taken into account in the order in which they were granted, and the fair market value of the Shares shall be determined as of the time the Option with respect to such Shares is granted.

     (d) The Plan shall not confer upon any Optionee any right with respect to continuation of employment or consulting relationship with the Company, nor shall it interfere in any way with his right or the Company's right to terminate his employment or consulting relationship at any time, with or without cause.

6. Term of Plan. The Plan shall become effective upon the earlier to occur of its adoption by the Board of Directors or its approval by the shareholders of the Company as described in Section 17 of the Plan. It shall continue in effect for a term of ten (10) years unless sooner terminated under Section 13 of the Plan.

7. Term of Option. The term of each Incentive Stock Option shall be ten (10) years from the date of grant thereof or such shorter term as may be provided in the Incentive Stock Option Agreement. The term of each Nonstatutory Stock Option shall be ten (10) years and one (1) day from the date of grant thereof or such shorter term as may be provided in the Nonstatutory Stock Option Agreement. However, in the case of an Option granted to an Optionee who, at the time the Option is granted, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary,
(a) if the Option is an Incentive Stock Option, the term of the Option shall be five (5) years from the date of grant thereof or such shorter term as may be provided in the Incentive Stock Option Agreement, or (b) if the Option is a Nonstatutory Stock Option, the term of the Option shall be five (5) years and one (1) day from the date of grant thereof or such shorter term as may be provided in the Nonstatutory Stock Option Agreement.

8.       Exercise Price and Consideration.

     (a) The per Share exercise price for the Shares to be issued pursuant to exercise of an Option shall be such price as is determined by the Board, but shall be subject to the following:

          (i)     In the case of an Incentive Stock Option

              (A) granted to an Employee who, at the time of the grant of such Incentive Stock Option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the fair market value per Share on the date of grant.

              (B) granted to any Employee, the per Share exercise price shall be no less than 100% of the fair market value per Share on the date of grant.

         (ii) In the case of a Nonstatutory Stock Option

              (A) granted to a person who, at the time of the grant of such Option, owns stock representing more than ten percent (10%) of the voting power of all classes of stock of the Company or any Parent or Subsidiary, the per Share exercise price shall be no less than 110% of the fair market value per Share on the date of the grant.

              (B) granted to any person, the per Share exercise price shall be no less than 85% of the fair market value per Share on the date of grant.

For purposes of this Section 8(a), in the event that an Option is amended to reduce the exercise price, the date of grant of such Option shall thereafter be considered to be the date of such amendment.

     (b) The fair market value shall be determined by the Board in its discretion; provided, however, that where there is a public market for the Common Stock the fair market value per Share shall be the mean of the bid and asked prices (or the closing price per share if the Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market System) of the Common Stock for the date of grant, as reported in the Wall Street Journal (or, if not so reported, as otherwise reported by the NASDAQ System) or, in the event the Common Stock is listed on a stock exchange, the fair market value per Share shall be the closing price on such exchange on the date of grant of the Option, as reported in the Wall Street Journal.

     (c) The consideration to be paid for the Shares to be issued upon exercise of an Option, including the method of payment, shall be determined by the Board and may consist entirely of cash, check promissory note, other Shares of Common Stock which (i) either have been owned by the Optionee for more than six (6) months on the date of surrender or were not acquired, directly or indirectly, from the Company, and (ii) have a fair market value on the date of surrender equal to the aggregate exercise price of the Shares as to which said Option shall be exercised, or any combination of such methods of payment, or such other consideration and method of payment for the issuance of Shares to the extent permitted under Sections 408 and 409 of the California General Corporation Law. In making its determination as to the type of consideration to accept, the Board shall consider if acceptance of such consideration may be reasonably expected to benefit the Company (Section 315(b) of the California General Corporation Law).

9.       Exercise of Option.

     (a) Procedure for Exercise: Rights as a Shareholder. Any Option granted hereunder shall be exercisable at such times and under such conditions as determined by the Board, including performance criteria with respect to the Company and/or the Optionee, and as shall be permissible under the terms of the Plan; provided that such Option shall become exercisable at the rate of at least twenty percent (20%) per year over five (5) years from the date the Option is granted.

         An Option may not be exercised for a fraction of a Share.

         An Option shall be deemed to be exercised when written notice of such exercise has been given to the Company in accordance with the terms of the Option by the person entitled to exercise the Option and full payment for the Shares with respect to which the Option is exercised has been received by the Company. Full payment may, as authorized by the Board, consist of any consideration and method of payment allowable under Section 8(c) of the Plan. Until the issuance (as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company) of the stock certificate evidencing such Shares, no right to vote or receive dividends or any other rights as a shareholder shall exist with respect to the Optioned Stock, notwithstanding the exercise of the Option. The Company shall issue (or cause to be issued) such stock certificate promptly upon exercise of the Option. In the event that the exercise of an Option is treated in part as the exercise of an Incentive Stock Option and in part as the exercise of a Nonstatutory Stock Option pursuant to Section 5(b), the Company shall issue a separate stock certificate evidencing the Shares treated as acquired upon exercise of an Incentive Stock Option and a separate stock certificate evidencing the Shares treated as acquired upon exercise of a Nonstatutory Stock Option, and shall identify each such certificate accordingly in its stock transfer records. No adjustment will be made for a dividend or other right for which the record date is prior to the date the stock certificate is issued, except as provided in Section 11 of the Plan.

         Exercise of an Option in any manner shall result in a decrease in the number of Shares which thereafter may be available, both for purposes of the Plan and for sale under the Option, by the number of Shares as to which the Option is exercised.

     (b) Termination of Status as an Employee or Consultant. In the event of termination of an Optionee's Continuous Status as an Employee or Consultant (as the case may be), such Optionee may, but only within thirty (30) days (or such other period of time, not exceeding three (3) months in the case of an Incentive Stock Option or six (6) months in the case of a Nonstatutory Stock Option, as is determined by the Board, with such determination in the case of an Incentive Stock Option being made at the time of grant of the Option) after the date of such termination (but in no event later than the date of expiration of the term of such Option as set forth in the Option Agreement), exercise his Option to the extent that he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of such termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

(c)      Disability of Optionee.

     (i) Notwithstanding the provisions of Section 9(b) above, in the event of termination of an Optionee's Continuous Status as an Employee or Consultant as a result of his total and permanent disability (as defined in Section 22(e)(3) of the Code), he may, but only within six (6) months (or such other period of time not exceeding twelve (12) months as is determined by the Board, with such determination in the case of an Incentive Stock Option being made at the time of grant of the Option) from the date of such termination (but in no event later than the date of expiration of the term of such Option as set forth in the Option Agreement), exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     (ii) Notwithstanding the provisions of Section 9(b) above, in the event of termination of an Optionee's Continuous Status as an Employee or Consultant as a result of any disability not constituting a total and permanent disability (as defined in Section 22(e)(3) of the Code), he may, but only within six (6) months from the date of such termination (but in no event later than the date of expiration of the term of such Option as set forth in the Option Agreement), exercise his Option to the extent he was entitled to exercise it at the date of such termination; provided, however, that if such Optionee fails to exercise any Incentive Stock Option within three (3) months from the date of termination of employment, such Option shall be treated for federal income tax purposes as a Nonstatutory Stock Option. To the extent that Optionee was not entitled to exercise the Option at the date of termination, or if Optionee does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

     (d) Death of Optionee. Notwithstanding the provisions of Section 9(b) above, in the event of the death of an Optionee:

     (i) during the term of the Option who is at the time of his death an Employee or Consultant of the Company and who shall have been in Continuous Status as an Employee or Consultant since the date of grant of the Option, the Option may be exercised, at any time within six (6) months following the date of death (but in no event later than the date of expiration of the term of such Option as set forth in the Option Agreement), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that would have accrued had the Optionee continued living and remained in Continuous Status as an Employee or Consultant six (6) months after the date of death, or

     (ii) within thirty (30) days (or such other period of time not exceeding three (3) months as is determined by the Board, with such determination in the case of an Incentive Stock Option being made at the time of grant of the Option) after the termination of Continuous Status as an Employee or Consultant, the Option may be exercised, at any time within six (6) months following the date of death (but in no event later than the date of expiration of the term of such Option as set forth in the Option Agreement), by the Optionee's estate or by a person who acquired the right to exercise the Option by bequest or inheritance, but only to the extent of the right to exercise that had accrued at the date of termination.

     10. Non-Transferability of Options. The Option may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the Optionee, only by the Optionee.

     11. Adjustments Upon Changes in Capitalization or Merger. Subject to any required action by the shareholders of the Company, the number of shares of Common Stock covered by each outstanding Option, and the number of shares of Common Stock which have been authorized for issuance under the Plan but as to which no Options have yet been granted or which have been resumed to the Plan upon cancellation or expiration of an Option, as well as the price per share of Common Stock covered by each such outstanding Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Common
Stock resulting from a stock split, reverse stock split, stock dividend, combination or reclassification of the Common Stock, or any other increase or decrease in the number of issued shares of Common Stock effected without receipt of consideration by the Company; provided, however, that conversion of any convertible securities of the Company shall not be deemed to have been "effected without receipt of consideration." Such adjustment shall be made by the Board, whose determination in that respect shall be final, binding and conclusive. Except as expressly provided herein, no issuance by the Company of shares of stock of any class, or securities convertible into shares of stock of any class, shall affect, and no adjustment by reason thereof shall be made with respect to, the number or price of shares of Common Stock subject to an Option.

         In the event of the proposed dissolution or liquidation of the Company, the Option will terminate immediately prior to the consummation of such proposed action. In the event of a merger of the Company with or into another corporation, the Option may be assumed or an equivalent option may be substituted by such successor corporation or a parent or subsidiary of such successor corporation.

     12. Time of Granting Options. The date of grant of an Option shall, for all purposes, be the date on which the Board makes the determination granting such Option. Notice of the determination shall be given to each Employee or Consultant to whom an Option is so granted within a reasonable time after the date of such grant.

13.      Amendment and Termination of the Plan.

     (a) Amendment and Termination. The Board may amend or terminate the Plan from time to time in such respects as the Board may deem advisable; provided that, the following revisions or amendments shall require approval of the shareholders of the Company in the manner described in
         Section 17 of the Plan:

         (i) any increase in the number of Shares subject to the Plan, other than in connection with an adjustment under Section 11 of the Plan;

          (ii) any change in the designation of the class of persons eligible to be granted Options; or

         (iii) if the Company has a class of equity securities  registered under
               Section 12 of the Exchange Act at the time of such revision or amendment, any material increase in the benefits accruing to participants under the Plan.

     (b) Shareholder Approval. If any amendment requiring shareholder approval under Section 13(a) of the Plan is made subsequent to the first registration of any class of equity securities by the Company under
         Section 12 of the Exchange Act, such shareholder approval shall be solicited as described in Section 17 of the Plan.

     (c) Effect of Amendment or Termination. Any such amendment or termination of the Plan shall not affect Options already granted and such Options shall remain in full force and effect as if this Plan had not been amended or terminated, unless mutually agreed otherwise between the Optionee and the Board, which agreement must be in writing and signed by the Optionee and the Company.

14. Conditions Upon Issuance of Shares. Shares shall not be issued pursuant to the exercise of an Option unless the exercise of such Option and the issuance and delivery of such Shares pursuant thereto shall comply with all relevant provisions of law, including, without limitation, the Securities Act of 1933, as amended, the Exchange Act, the rules and regulations promulgated thereunder, and the requirements of any stock exchange upon which the Shares may then be listed, and shall be further subject to the approval of counsel for the Company with respect to such compliance.

         As a condition to the exercise of an Option, the Company may require the person exercising such Option to represent and warrant at the time of any such exercise that the Shares are being purchased only for investment and without any present intention to sell or distribute such Shares if, in the opinion of counsel for the Company, such a representation is required by any of the aforementioned relevant provisions of law.

     15. Reservation of Shares. The Company, during the term of this Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

         The inability of the Company to obtain authority from any regulatory body having jurisdiction, which authority is deemed by the Company's counsel to be necessary to the lawful issuance and sale of any Shares hereunder, shall relieve the Company of any liability in respect of the failure to issue or sell such Shares as to which such requisite authority shall not have been obtained.

     16. Option Agreement. Options shall be evidenced by written option agreements in such form as the Board shall approve.

17.      Shareholder Approval.

      (a)Continuance   of  the  Plan  shall  be  subject  to   approval  by  the
         shareholders of the Company within twelve (12) months before or after the date the Plan is adopted.

     (b) If and in the event that the Company registers any class of equity securities pursuant to Section 12 of the Exchange Act, any required approval of the shareholders of the Company obtained after such registration shall be solicited substantially in accordance with
         Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder.

     (c) If any required approval by the shareholders of the Plan itself or of any amendment thereto is solicited at any time otherwise than in the manner described in Section 17(b) hereof, then the Company shall, at or prior to the first annual meeting of shareholders held subsequent to the later of (1) the first registration of any class of equity securities of the Company under Section 12 of the Exchange Act or (2) the granting of an Option hereunder to an officer or director after such registration, do the following:

         (i) furnish in writing to the holders entitled to vote for the Plan substantially the same information which would be required (if proxies to be voted with respect to approval or disapproval of the Plan or amendment were then being solicited) by the rules and regulations in effect under Section 14(a) of the Exchange Act at the time such information is furnished; and

         (ii) file with, or mail for filing to, the Securities and Exchange Commission four copies of the written information referred to in subsection (i) hereof not later than the date on which such information is first sent or given to shareholders.

18. Information to Optionees. The Company shall provide to each Optionee, during the period for which such Optionee has one or more Options outstanding, copies of all annual reports. The Company shall not be required to provide such information if the issuance of Options under the Plan is limited to key employees whose duties in connection with the Company assure their access to equivalent information.

                                                                   Exhibit 10.2c

THIS SECURITY HAS BEEN ACQUIRED FOR INVESTMENT AND NOT WITH A VIEW TO, OR IN CONNECTION WITH, THE SALE OR DISTRIBUTION THEREOF. NO SUCH SALE OR DISPOSITION MAY BE EFFECTED WITHOUT AN EFFECTIVE REGISTRATION STATEMENT RELATED THERETO OR AN OPINION OF COUNSEL FOR THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED UNDER THE SECURITIES ACT OF 1933.

                           QUALITY SEMICONDUCTOR, INC.

                        INCENTIVE STOCK OPTION AGREEMENT


QUALITY SEMICONDUCTOR, INC., a California corporation (the "Company"), has granted to the undersigned ("Optionee"), an option to purchase the number of shares of Common Stock designated on the Notice of Grant of Stock Options and Grant Agreement (the "Notice") attached hereto, and in all respects subject to the terms, definitions, and provisions of the 1989 Stock Option Plan (the "Plan") adopted by the Company, both of which are incorporated herein by reference. The terms defined in the Plan shall have the same defined meanings herein.

     1. Nature of the Option. This Option is intended to qualify as an Incentive Stock Option as defined in Section 422A of the Internal Revenue Code of 1989, as amended (the "Code").

     2. Exercise Price. The exercise price for each share of Common Stock shall be the option Price designated on the Notice attached hereto, which price is not less than the fair market value per share of the Common Stock on the date of grant.

     3. Exercise of Option. This Option shall be exercisable during its term in accordance with the provisions of Section 9 of the Plan as follows:

     (i) Right to Exercise.

         (a) Subject to subsections 3(i)(b) and (c), below, this option shall be exercisable as designated on the Notice attached hereto.

         (b)  This Option may not be exercised for a fraction of a share.

         (c) In the event of Optionee's death, disability or other termination of employment, the exercisability of the Option is governed by Sections 7, 8 and 9 below.

     (ii)Method of Exercise. This Option shall be exercisable by written notice stating the election to exercise the Option, the number of Shares in respect of which the Option is being exercised, and such other representations and agreements as to the holder's investment intent with respect to such shares of Common Stock as may be required by the Company pursuant to the provisions of the Plan. Such written notice shall be signed by the Optionee and shall be delivered in person or by certified mail to the Secretary of the Company. The written notice shall be accompanied by payment of the exercise price for the total number of shares being purchased. This Option shall be deemed to be exercised upon receipt by the Company of said written notice accompanied by said exercise price. A form of notice is attached to this Agreement as Exhibit A and a form of investment representation letter is attached hereto as Exhibit B for Optionee's convenience.

         No Shares shall be issued pursuant to the exercise of an Option unless such issuance and such exercise comply with all relevant provisions of law and the requirements of any stock exchange upon which the Shares may then be listed. Assuming such compliance, the Shares shall be considered to be transferred to Optionee on the date on which the Option is exercised with respect to such Shares.

4. Optionee's Representations. By receipt of this option, by its execution, and by its exercise in whole or in part, Optionee represents to the Company that he understands that:

     (i) both this option, and any Shares purchased upon its exercise, are securities the issuance by the Company of which requires compliance with federal and state security laws;

     (ii)these securities are made available to him only on the condition that he makes the representation contained in this section (4) to the Company;

     (iii)he has made a reasonable investigation of the affairs of the Company sufficient to be well informed as to the rights and the value of these securities;

     (iv)he understands that the securities have not been registered under the Securities Act of 1933 (the "Act") in reliance upon a specific exemption contained in that Act which depends upon his bona fide investment intention in acquiring these securities; that his intention is to hold these securities for his own benefit for an indefinite period; that he has no present intention of selling or transferring any part thereof (recognizing that the option is not transferable) and that there may be certain restrictions on transfer of the shares subject to the option;

     (v) he understands that the Shares subject to the option, in addition to other restrictions on transfer, must be held indefinitely unless subsequently registered under the Act, or unless an exemption from registration is available; that Rules 144 and 701, the usual exemptions from registration, are only available (i) after the satisfaction of certain holding periods, (ii) in the presence of a public market for the Shares and (iii) in the case of Rule 701, if the Company satisfies certain conditions and files the necessary documentation with the Securities and Exchange Commission (the "SEC"); that there is no certainty that a public market for the Shares will exist, and that otherwise it will be necessary that the Shares be sold pursuant to another exemption from registration which may be difficult to satisfy;

     (vi)he understands that the certificate representing the Shares will bear a legend prohibiting their transfer in the absence of their registration or the opinion of counsel for the Company that registration is not required, and a legend prohibiting their transfer without the consent of the Commissioner of Corporations of the State of California; and

     (vii)he has read the applicable rules of the Commissioner of Corporations, which are attached as Exhibit C to this Agreement.

5.       Method of Payment. Payment of the exercise price shall be by:

         (a)  cash; or

         (b)  check.

6. Restrictions on Exercise. This Option may not be exercised if the issuance of such Shares upon such exercise or the method of payment of consideration for such shares would constitute a violation of any applicable federal or state securities or other law or regulation, including any rule under Part 207 of Title 12 of the Code of Federal Regulations ("Regulation G"), as promulgated by the Federal Reserve Board. As a condition to the exercise of this Option, the Company may require Optionee to make any representation and warranty to the Company that may be required by any applicable law or regulation.

7. Termination of Status as an Employee. If Optionee ceases to serve as an Employee, he may, but only within thirty (30) days after the date he ceases to be an Employee of the Company, exercise this Option to the extent that he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise this Option at the date of such termination, or if he does not exercise this Option within the time specified herein, the Option shall terminate.

8. Disability of Optionee. Notwithstanding the provisions of Section 7 above, if Optionee is unable to continue his employment with the Company as a result of his total and permanent disability (as defined in Section 422A(C) (9) of the Internal Revenue Code), he may, but only within six (6) months from the date of termination of employment, exercise his Option to the extent he was entitled to exercise it at the date of such termination. To the extent that he was not entitled to exercise the Option at the date of termination, or if he does not exercise such Option (which he was entitled to exercise) within the time specified herein, the Option shall terminate.

9.       Death of optionee. In the event of the death of Optionee:

     (a) during the term of this Option and while an Employee of the Company and having been in Continuous Status as an Employee since the date of grant of this Option, this Option may be exercised, at any time within three
         (3) months following the date of death, by Optionee's estate or by a person who acquired the right to exercise this Option by bequest or inheritance, but only to the extent of the right to exercise that would have accrued had Optionee continued living and remained in Continuous Status as an Employee three (3) months after the date of death; or

     (b) within thirty (30) days after the termination of Optionee's Continuous Status as an Employee, this Option may be exercised, at any time within three (3) months following the date of death, by Optionee's estate or by a person who acquired the right to exercise this Option by bequest or inheritance, but only to the extent of the right to exercise that had accrued at the date of termination.

10. Non-Transferability of Option. This Option may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised during the lifetime of Optionee only by him. The terms of this Option shall be binding upon the executors, administrators, heirs, successors, and assigns of Optionee.

11. Right of First Refusal. In the event, at any time after the date of this Option, the Optionee or his transferee desires to sell or transfer in any manner the Shares which he has received under this Option, he shall first offer such Shares for sale to the Company at the same price, and upon the same terms (or terms as similar as reasonably possible) upon which he is proposing or is to dispose of said Shares. Said right of first refusal shall be provided to the Company for a period of thirty (30) days following receipt by the Company of written notice by the Optionee of the terms and conditions of said proposed sale or transfer and the name, address and phone number of each proposed buyer of transferee. If the Company desires to exercise such right of first refusal, it shall notify Optionee in writing within such thirty day period. In the event the Shares are not disposed of on such terms within thirty (30) days following lapse of the period of the right of first refusal provided to the Company or if the Optionee proposes to change the price or other terms to make them more favorable to the buyer, they shall once again be subject to the right of first refusal herein provided.

12. Involuntary Transfer. In the event, at any time after the date of this Option, of any transfer by operation of law or any other involuntary transfer (including death or divorce) of all or portion of the Shares by the record holder thereof, the Company shall have an option to purchase all of the Shares transferred. Upon such a transfer, the person acquiring the Shares shall promptly notify the Secretary of the Company of such transfer. The right to purchase such Shares shall be provided to the Company for a period of thirty
(30) days following receipt by the Company of written notice by the person acquiring the Shares. With respect to any stock to be transferred pursuant to this Section 12, the price per Share shall be the price established by the Board of Directors as the then fair market value of the Shares.

     13. Assignment. The right of the Company to purchase any part of the Shares under Sections 11 or 12 of this Option may be assigned in whole or in part to any shareholder or shareholders of the Company or other persons or organizations.

14. Termination of Repurchase and Refusal Rights. The right of first refusal granted the Company by Section 11 of this Option and the right of repurchase granted the Company by Section 12 of this Option shall terminate at such time as a public market exists for the Company's Common Stock (or any other stock issued to Optionee in exchange for the Shares purchased under this Agreement). For the purpose of this Agreement, a "Public Market" shall be deemed to exist if (i) said stock is listed on a national securities exchange (as that term is used in the Securities Exchange Act of 1934) or (ii) said stock is traded on the over-the-counter market and prices are published daily on business days in a recognized financial journal. Notwithstanding the foregoing, Optionee and Optionee's transferees will not, without the prior written consent of the Company, offer, sell, contract to sell or grant any option to purchase or otherwise dispose of any of the Shares for a period of one hundred twenty (120) days following the effectiveness of a registration statement under the Securities Act of 1933, as amended, in connection with the Company's initial public offering of securities.

         Upon termination of the right of first refusal imposed by this Option and the expiration or exercise of the Company's repurchase option described above, a new certificate or certificates representing the Shares not repurchased shall be issued, on request, without any legend referring to such right of first refusal or repurchase options.

15. Exempt Transfers. The restrictions on transfer on the Shares (but not the restriction on transfer of the unexercised option which is the subject of this Agreement) under Sections 11 and 12 shall not apply to a transfer to Optionee's spouse or to a trustee for their benefit, or to Optionee's ancestors or descendants by descent provided that such transferee shall agree in writing to take such Shares subject to all the terms of this Agreement, including restrictions on further transfer.

     16. Term of Option. This Option may not be exercised more than ten (10) years from the date of grant of this Option, any may be exercised during such term only in accordance with the Plan and the terms of this Option.

17. Early Disposition of Stock. Optionee understands that, if he disposes of any Shares received under this Option within two (2) years after the date of this Agreement or within one (1) year after such Shares were transferred to him, then he will be treated for federal income tax purposes as having received ordinary income at the time of such disposition in an mount equal to the excess of the fair market value of the Shares at the time such Shares were delivered to him over the price paid for the Shares. Optionee hereby agrees to notify the Company in writing within thirty (30) days after the date of any such disposition. Optionee understands that, if he disposes of such Shares at any time after the expiration of such two-year and one-year holding periods, then any gain on such sale will be taxed at capital gain rates.

DATE OF GRANT: _____ /_____/9__


                                         QUALITY SEMICONDUCTOR, INC.
                                         A California Corporation

                                         By: STEPHEN H. VONDERACH VICE PRESIDENT
                                             and FINANCE CHIEF FINANCIAL OFFICER

OPTIONEE ACKNOWLEDGES AND AGREES THAT THE VESTING OF SHARES PURSUANT TO SECTION 3 HEREOF IS EARNED ONLY BY CONTINUING SERVICE AS AN EMPLOYEE OR CONSULTANT AT THE WILL OF THE COMPANY (NOT THROUGH THE ACT OF BEING HIRED, BEING GRANTED THIS OPTION OR ACQUIRING SHARES HEREUNDER). OPTIONEE FURTHER ACKNOWLEDGES AND AGREES THAT NOTHING IN THIS AGREEMENT, NOR IN THE COMPANY'S STOCK OPTION PLAN WHICH IS INCORPORATED HEREIN BY REFERENCE, SHALL CONFER UPON OPTIONEE ANY RIGHT WITH RESPECT TO CONTINUATION OF EMPLOYMENT BY THE COMPANY, NOR SHALL IT INTERFERE IN ANY WAY WITH HIS RIGHT OR THE COMPANY'S RIGHT TO TERMINATE HIS EMPLOYMENT AT ANY TIME, WITH OR WITHOUT CAUSE.

Optionee acknowledges receipt of a copy of the Plan and certain information related thereto and represents that he is familiar with the terms and provisions thereof, and hereby accepts this Option subject to all of the terms and provisions thereof. Optionee has reviewed the Plan and this Option in their entirety, has had an opportunity to obtain the advice of counsel prior to executing this Option and fully understands all provisions of the Option. Optionee hereby agrees to accept as binding, conclusive and final all decisions or interpretations of the Board upon any questions arising under the Plan.




                                            (Optionee's signature)


                                            (Optionee's printed name)

                                                                       EXHIBIT A

                              NOTICE OF EXERCISE OF
                             INCENTIVE STOCK OPTION

Quality Semiconductor, Inc.
851 Martin Ave.                                                  Date of
Santa Clara, CA 95050                                            Exercise:

              Re: Incentive Stock Option Grant Dated           /        /9

Gentlemen:

This constitutes notice under my stock option that I elect to purchase the number of shares of Quality Semiconductor, Inc. Common Stock set forth below for the price set forth below:

              Option Grant dated:         /        /9

              Number of shares as to which option is exercised:

              Total exercise price:

              Cash payment delivered herewith:


Unless such documents are enclosed herewith, I hereby agree to execute such additional documents as may be required pursuant to subparagraph 9(a) of the 1989 Stock Option Plan. Please advise what additional documents may be required.

                                                       Very truly yours,


                                                       (Optionee's signature)


                                                       (Optionee's printed name)

                                    LEASE ADDENDUM                 Exhibit 10.14

Landlord:                  James S. Lindsey
Tenant:                    Quality Semiconductor, Inc.
Premises:                  851 Martin Avenue, Santa Clara, CA 95050

WHEREAS

 1. Tenant and Landlord's predecessor, Prudential Insurance Company of America, executed a lease (hereinafter "the Lease") dated for reference purposes December 12, 1990, covering the Premises.

 2.   The Lease expires, by its terms, or March 10, 1998.

 3. Landlord and Tenant wish to amend the Lease, and extend the Lease to expire on March 10, 2001.

         March 1, 1998                               $55,967.74
         April 1, 1998 thru August 1, 1999           $60,000.00
         September 1, 1999                           $62,666.66
         October 1, 1999 thru February 1, 2001       $64,000.00
         March 1, 2001                               $20,645.16

 4. Landlord shall credit the sum of $75,000.00 against the rent due for September and October, 1997. Tenant shall, before July 1, 1998, expend such sum or more on improvements to the Premises, from the following list:

     o repair of plumbing systems o repair of water damage to floor and walls o electrical repairs o replacement of carpeting o painting of interior walls

     Tenant shall submit paid bills proving said expenditures on or before July 1, 1998. If less than $75,000.00 is spent by Tenant prior to July 1, 1998, then the difference between the sum spend and $75,000.00 shall be paid to Landlord on July 1, 1998.

 5. Tenant shall have the benefit of the option described on paragraph 41 of the Lease except that the Term (paragraph 41(a) shall be three (3) years and the Base rent shall be adjusted (paragraph 41c(i) at the beginning of month 18 by one plus the percentage change in the Consumer's Price Index for the urban consumers, all items for the San Francisco-Oakland-San Jose Metropolitan area from the first day of the Extension Term to the beginning of month eighteen (18) of the Extension Term.

Dated:   July 22, 1997

Landlord:         /s/ James S. Lindsey      Tenant:  Quality Semiconductor, Inc.
                  James S. Lindsey
                                            By:      /s/ R. Paul Gupta
                                                         R. Paul Gupta
                                            Its:     President and CEO

                                                                   Exhibit 10.15

                      FOURTH AMENDMENT TO CREDIT AGREEMENT

THIS FOURTH AMENDMENT TO CREDIT AGREEMENT ("Amendment"), dated as of
June 25, 1997, effective as of May 30, 1997, is entered into by and between QUALITY SEMICONDUCTOR, INC. (the "Borrower") and BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION (the "Bank").

RECITALS

     A. The Borrower and the Bank are parties to a Credit Agreement dated as of March 22, 1996, as amended by a Waiver and First Amendment to Credit Agreement dated as of July 31, 1996, and a Waiver and Second Amendment to Credit Agreement dated as of November 27, 1996, and a Third Amendment to Credit Agreement dated as of March 4, 1997, effective as of February 28, 1997 (as so amended, the "Credit Agreement") pursuant to which the Bank has extended certain credit facilities to the Borrower and certain of its Subsidiaries.

     B. The Borrower has requested that the Bank agree to certain amendments to the Credit Agreement.

     C. The Bank is willing to amend the Credit Agreement, subject to the terms and conditions of this Amendment.

NOW, THEREFORE, for valuable consideration, the receipt and adequacy of which are hereby acknowledged, the parties hereto hereby agree as follows:

     1. Defined Terms. Unless otherwise defined herein, capitalized terms used herein shall have the meanings, if any, assigned to them in the Credit Agreement.

     2.  Amendments to Credit Agreement.

         (a) Section 1.01 of the Credit Agreement shall be amended at the defined term "Availability Period" by amending and restating such defined term in its entirety as follows:

     "'Availability Period': the period commencing on the date of this Agreement and ending on the date that is the earliest to occur of (i) June 30, 1998, or
(ii) the date on which the Bank's commitment to extend credit hereunder terminates."

         (b) Section 1.01 of the Credit Agreement shall be amended at the defined term "Final Maturity Date" by amending and restating such defined term in its entirety as follows:

     "'Final Maturity Date': (a) in respect of any Advances,  June 30, 1998; and
(b) in respect of any standby or commercial letters of credit, September 30, 1998."

         (c) Subsection 2.02 (a) of the Credit Agreement shall be amended and restated in its entirety so as to read as follows:

              "(a)Subject  to the  other  provisions  of  this  Section,  Dollar
                    Advances under the Revolving Facility shall bear interest at a rate per annum equal to the Reference Rate plus 0.25% percentage points per annum (the Reference Rate plus 0.25% percentage points per annum is referred to herein as the "Floating Rate"). The Borrower shall, or shall cause the applicable Acceptable Subsidiary to, pay interest quarterly, on the last day of each calendar quarter until the last day of the Availability Period, on which date all accrued and unpaid interest shall be due and payable. The Borrower shall repay or cause the applicable Acceptable Subsidiary to repay the principal amount of each Reference Rate Advance on the date such advance is converted into an Offshore Rate Advance under subsection (b) below and on the last day of the Availability Period."

         (d) Clause (ii) of subsection 2.02 (b) of the Credit Agreement shall be amended and restated in its entirety so as to read as follows:

              "(ii) The  Borrower  shall  pay  or  shall  cause  the  applicable
                    Acceptable Subsidiary to pay interest on each Offshore Rate Advance on the last day of the Offshore Rate Interest Period for such Advance; provided, however, that if any Interest Period for a Offshore Rate Advance exceeds three months, interest shall also be payable on the date which falls three months after the beginning of such Interest Period and on each date which falls three months after any such interest payment date. The Borrower shall repay or shall cause the applicable Acceptable Subsidiary to repay the principal balance of each Offshore Rate Advance on the last day of the Offshore Rate Interest Period for such Advance, and (if sooner occurring) on the last day of the Availability Period."

         (e) Section 7.09 of the Credit Agreement shall be amended and restated in its entirety so as to read as follows:

              "7.09 Tangible Net Worth. The Borrower shall not permit, at any time, its consolidated Tangible Net Worth to be less than $35,000,000."

         (f) Schedule 2 to the Compliance Certificate shall be amended and restated in its entirety so as to read as set forth in Schedule 2 attached hereto.

     3. Representations and Warranties. The Borrower hereby represents and warrants to the Bank as follows:

         (a)  No Default or Event of Default has occurred and is continuing.

         (b) The execution, delivery and performance by the Borrower of this Amendment has been duly authorized by all necessary corporate and other action and do not and will not require any registration with, consent or approval of, - notice to or action by, any person (including any governmental authority) in order to be effective and enforceable. The Credit Agreement as amended by this Amendment constitutes the legal, valid and binding obligations of the Borrower, enforceable against it in accordance with its respective terms, without defense, counterclaim or offset.

         (c) All representations and warranties of the Borrower contained in the Credit Agreement are true and correct.

         (d) The Borrower is entering into this Amendment on the basis of its own investigation and for its own reasons, without reliance upon the Bank or any other person.

     4.  Effective Date: Post-Closing Deliveries.

         (a) This Amendment will become effective as of May 30, 1997; provided that on or before June 30, 1997, the Bank has received from the Borrower a duly executed original (or, if elected by the Bank, an executed facsimile copy) of this Amendment.

         (b) The Borrower covenants to deliver to the Bank (i) on or before July 15, 1997, a current incumbency certificate, and (ii) on or before August 30, 1997, a copy of a resolution passed by the board of directors of the Borrower, certified by the Secretary or an Assistant Secretary of the Borrower as being in full force and effect on the date of such certification, authorizing the execution, delivery and performance of this Amendment.

     5. Reservation of Rights. The Borrower acknowledges and agrees that the execution and delivery by the Bank of this Amendment shall not be deemed to create a course of dealing or otherwise obligate the Bank to execute similar amendments under the same or similar circumstances in the future.

     6.  Miscellaneous.

     (a) Except as herein expressly amended, all terms, covenants and provisions of the Credit Agreement are and shall remain in full force and effect and all references therein or in the other Credit Documents to such Credit Agreement shall henceforth refer to the Credit Agreement as amended by this Amendment. This Amendment shall be deemed incorporated into, and a part of, the Credit Agreement.

     (b) This Amendment shall be binding upon and inure to the benefit of the parties hereto and thereto and their respective successors and assigns. No third party beneficiaries are intended in connection with this Amendment.

     (c) This Amendment shall be governed by and construed in accordance with the law of the State of California.

     (d) This Amendment may be executed in any number of counterparts, each of which shall be deemed an original, but all such counterparts together shall constitute but one and the same instrument. Each of the parties hereto understands and agrees that this document (and any other document required herein) may be delivered by any party thereto either in the form of an executed original or an executed original sent by facsimile transmission to be followed promptly by mailing of a hard copy original, and that receipt by the Bank of a facsimile transmitted document purportedly bearing the signature of the Borrower shall bind the Borrower, with the same force and effect as the delivery of a hard copy original. Any failure by the Bank to receive the hard copy executed original of such document shall not diminish the binding effect of receipt of the facsimile transmitted executed original of such document which hard copy page was not received by the Bank.

     (e) This Amendment, together with the Credit Agreement, contains the entire and exclusive agreement of the parties hereto with reference to the matters discussed herein and therein. This Amendment supersedes all prior drafts and communications with respect thereto. This Amendment may be amended or modified only in writing, signed by the Borrower and the Bank.

     (f) If any term or provision of this Amendment shall be deemed prohibited by or invalid under any applicable law, such provision shall be invalidated without affecting the remaining provisions of this Amendment or the Credit Agreement, respectively.

     (g) The Borrower covenants to pay to or reimburse the Bank, upon demand, for all costs and expenses (including allocated costs of in-house counsel) incurred in connection with the development, preparation, negotiation, execution and delivery of this Amendment.


     IN WITNESS WHEREOF, the parties hereto have executed and delivered this Amendment as of the date first above written.

                                       QUALITY SEMICONDUCTOR, INC.

                                       By: /s/  John P. Goldsberry

                                       Title:       Vice President - Finance
                                                    and Chief Financial Officer


                                       BANK OF AMERICA NATIONAL TRUST
                                       AND SAVINGS ASSOCIATION

                                       By: /s/  Debra G. Staiger

                                       Title:       Vice President

                                                   Date: _______________, 199__
                                                   For the fiscal quartr/year
                                                   ended _______________, 199__

SCHEDULE 2
to Compliance Certificate
($ in 000s)1/

                                               Actual         Required/Permitted

1.       Section 7.03
         Dividends (Stock Repurchases).

         Repurchase of common stock                           Not to exceed
         since the date of the                                $1,300,000 in
         Agreement                                            the aggregate

2.       Section 7.09
         Minimum Tangible Net Worth.

         Tangible Net Worth:

         (i)   Total Assets

                           less

         (ii) goodwill, patents, trademarks, trade names, organization expense, treasury shares, unamortized debt discount and premium, deferred charges and other like intangibles less

         (iii) all liabilities (including
               accrued and deferred
               income taxes and
               subordinated liabilities)

                          (i) - (ii) - (iii)  =        Not less than $35,000,000

                                           Actual            Required/Permitted

3.       Section 7.10 Quick Ratio.
         the ratio of:

         A.       the sum of:

                  (i)  cash

                          plus

                  (ii)short-term cash
                      investments

                          plus

                  (iii) current net accounts
                        receivable

                  =   (i)   +   (ii)   +   (iii)   =

         B.       current net liabilities

                          A
                          B                    =      Not less than 1.15 to 1.00

4.       Section 7.11
         Leverage Ratio.

         the ratio of:

         A.       total liabilities

         B.       Tangible Net Worth
                  (from 2 above)

                          A
                          B                    =   Not greater than 0.85 to 1.00

                                         Actual              Required/Permitted

5.       Section 7.12(a)
         Losses in Two Consecutive
         Quarters.

         A.       (i) Operating loss for
                      fiscal quarter just                    Not to exceed 0 if
                      ended                                  (ii) shows a loss.

                  (ii)Operating loss for the
                      fiscal quarter
                      immediately preceding
                      the fiscal quarter just
                      ended

         B.       (i) Net loss for fiscal          Not to exceed 0 if (ii) shows
                      quarter just ended           a loss.

                  (ii)Net loss for the
                      fiscal quarter
                      immediately preceding
                      the fiscal quarter just
                      ended

6.       Section 7.12(b) Losses in
         One Quarter.

         Operating loss for fiscal quarter          Not to exceed 5% of Tangible
         just ended                                 Net Worth as of immediately
                                                    preceding fiscal quarter:
                                                    Tangible Net Worth
                                                    from last quarter's
                                                    Compliance
                                                    Certificate
                                                    Item No. 2

                                                    x 5%

                                                    =

         Net loss for fiscal quarter               Not to exceed 5% of Tangible
         just ended                                Net Worth as of immediately
                                                   preceding fiscal quarter as
                                                   computed above:

                                                                   Exhibit 10.16

                           CHANGE OF CONTROL AGREEMENT

         This Change of Control Agreement (the "Agreement") is made and entered into effective as of August 28, 1997, by and among the directors signing this Agreement (each a "Director" and, collectively, the "Directors") and Quality Semiconductor, Inc., a California corporation (the "Company").

RECITALS

     A. It is expected that another company or other entity may from time to time consider the possibility of acquiring the Company or that a change in control may otherwise occur, with or without the approval of the Company's Board of Directors (the "Board"). The Board recognizes that such consideration can be a distraction to a Director and can cause the Director to consider alternative opportunities. The Board has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication and objectivity of the Directors, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.

     B. The Board believes that it is in the best interests of the Company and its shareholders to provide each of the Directors with an incentive to continue his or her engagement with the Company.

     C. The Board believes that it is imperative to provide the Directors with certain benefits upon a Change of Control, which benefits are intended to provide the Directors with financial security and provide sufficient income and encouragement to the Directors to remain with the Company notwithstanding the possibility of a Change of Control.

     D. To accomplish the foregoing objectives, the Company, upon execution of this Agreement by the parties, will agree to the terms provided in this Agreement.

     E. Certain capitalized terms used in the Agreement are defined in Section 3 below.

         In consideration of the mutual covenants herein contained, and in consideration of the continuing engagement of Director by the Company, the parties agree as follows:

     1. Restricted Stock and Stock Options. Subject to Section 5 below, in the event of a Change of Control and regardless of whether a Director's engagement with the Company is terminated in connection with the Change of Control, the vesting schedule for each unvested share of Common Stock or option to purchase Common Stock held by a Director (collectively referred to as the "Shares") shall be accelerated by two (2) years. Thereafter, so long as Director remains engaged by the Company (or a successor corporation) as a Director, employee or consultant, the remaining Shares that have not otherwise vested as of the Change of Control shall vest over the remaining vesting term applicable to the Shares. Each stock option shall be exercisable to the extent so vested in accordance with the provisions of the option agreement and Plan pursuant to which such option was granted and each Share of restricted stock shall be freely transferable to the extent so vested in accordance with the provisions of the agreement pursuant to which such stock was purchased by Director.


     2. Change of Control. In the event a Director's engagement terminates for any reason prior to the occurrence of a Change of Control, then the Director shall not be entitled to acceleration of vesting under this Agreement. The Director's benefits will be terminated under the Company's then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination or as otherwise determined by the Board of Directors of the Company.

     3. Definition of Terms. The following terms referred to in this Agreement shall have the following meanings:

     (a) Change of Control. "Change of Control" shall mean the occurrence of any of the following events:

     (i) Ownership. Any "Person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the "Beneficial Owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty-one percent (51%) or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board of Directors of the Company;

     (ii) Merger/Sale of Assets. A merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

     (iii) Sale of Assets; Liquidation. An agreement for the sale or disposition by the Company of all or substantially all of the Company's assets or the shareholders of the Company approve a plan of complete liquidation of the Company in connection with an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

     (iv) Change in Board Composition. A change in the composition of the Board of Directors of the Company, as a result of which fewer than a majority of the directors are Incumbent Directors. "Incumbent Directors" shall mean directors who either (A) are directors of the Company as of the date of this Agreement or
(B) are elected, or nominated for election, to the Board of Directors of the Company with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).

     4. Tax Liability on Payments. To the extent that any of the payments or benefits provided for in this Agreement to a Director constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") and would be subject to the excise tax imposed by
Section 4999 of the Code, the Company will pay the Director an amount equal to such excise tax; provided, however, that the Director will be responsible for paying any and all income taxes owed by him or her as a result of receipt of such payment from the Company and the Company will not be further obligated to gross up Director's payments and/or benefits to offset such income tax obligation.

     5. Certain Business Combinations. In the event it is determined by the Board, upon receipt of a written opinion of the Company's independent auditors, that the enforcement of any agreement between a Director and the Company which allows for the acceleration of vesting of stock and/or stock options granted for the Company's securities upon the effective date of a Change of Control, would preclude accounting for any proposed business combination of the Company involving a Change of Control as a pooling of interests, and the Board otherwise desires to approve such a proposed business transaction which requires as a condition to the closing of such transaction that it be accounted for as a pooling of interests, then any such Section of this Agreement shall be null and void. For purposes of this Section 5, the Board's determination shall require the unanimous approval of the non-employee Board members.

     6. Successors. Any successor to the Company (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets shall assume the obligations under this Agreement and agree expressly to perform the obligations under this Agreement in the same manner and to the same extent as the Company would be required to perform such obligations in the absence of a succession. The terms of this Agreement and all of the Directors' rights hereunder shall inure to the benefit of, and be enforceable by, a Director's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     7. Notice. Notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. Mailed notices to a Director shall be addressed to the Director at the home address which the Director most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.

     8. Miscellaneous Provisions.

     (a) No Duty to Mitigate. The Directors shall not be required to mitigate the amount of any payment contemplated by this Agreement, nor, except as otherwise provided in this Agreement, shall any such payment be reduced by any earnings that the Directors may receive from any other source.

     (b) Waiver. No provision of this Agreement shall be modified, waived or discharged as to a Director unless the modification, waiver or discharge is agreed to in writing and signed by the Director and by an authorized officer of the Company (other than the Director). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

     (c) Whole Agreement. No agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof. This Agreement supersedes any agreement of the same title and concerning similar subject matter dated prior to the date of this Agreement, and by execution of this Agreement both parties agree that any such predecessor agreement shall be deemed null and void.

     (d)  Choice  of  Law.  The  validity,   interpretation,   construction  and
performance of this Agreement shall be governed by the laws of the State of California without reference to conflict of laws provisions.

     (e) Severability. If any term or provision of this Agreement or the application thereof to any circumstance shall, in any jurisdiction and to any extent, be invalid or unenforceable, such term or provision shall be ineffective as to such jurisdiction to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining terms and provisions of this Agreement or the application of such terms and provisions to circumstances other than those as to which it is held invalid or unenforceable, and a suitable and equitable term or provision shall be substituted therefor to carry out, insofar as may be valid and enforceable, the intent and purpose of the invalid or unenforceable term or provision.

     (f) Arbitration. Any dispute or controversy arising under or in connection with this Agreement may be settled at the option of either party by binding arbitration in the County of Santa Clara, California, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Punitive damages shall not be awarded.

     (g) Legal Fees and Expenses. The parties shall each bear their own expenses, legal fees and other fees incurred in connection with this Agreement.

     (h) No Assignment of Benefits. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this subsection (h) shall be void.

     (i) Employment Taxes. All payments made pursuant to this Agreement will be subject to withholding of applicable income and employment taxes.

     (j) Assignment by Company. The Company may assign its rights under this Agreement to an affiliate, and an affiliate may assign its rights under this Agreement to another affiliate of the Company or to the Company; provided, however, that no assignment shall be made if the net worth of the assignee is less than the net worth of the Company at the time of assignment. In the case of any such assignment, the term "Company" when used in a section of this Agreement shall mean the corporation that actually has engaged the Director.

     (k) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

     IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.


QUALITY SEMICONDUCTOR, INC.                 DIRECTOR



By:

Title:

                                                                  Exhibit 10.17

                           CHANGE OF CONTROL AGREEMENT

         This Change of Control Agreement (the "Agreement") is made and entered into effective as of August 28, 1997, by and between R. Paul Gupta ("Employee") and Quality Semiconductor, Inc., a California corporation (the "Company").

RECITALS

     A. It is expected that another company or other entity may from time to time consider the possibility of acquiring the Company or that a change in control may otherwise occur, with or without the approval of the Company's Board of Directors (the "Board"). The Board recognizes that such consideration can be a distraction to the Employee and can cause the Employee to consider alternative employment opportunities. The Board has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication and objectivity of the Employee, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.

     B. The Board believes that it is in the best interests of the Company and its shareholders to provide the Employee with an incentive to continue his or her employment with the Company.

     C. The Board believes that it is imperative to provide the Employee with certain benefits upon a Change of Control and, under certain circumstances, upon termination of the Employee's employment in connection with a Change of Control, which benefits are intended to provide the Employee with financial security and provide sufficient income and encouragement to the Employee to remain with the Company notwithstanding the possibility of a Change of Control.

     D. To accomplish the foregoing objectives, the Board of Directors has directed the Company, upon execution of this Agreement by the Employee, to agree toithe terms provided in this Agreement.

     E. Certain capitalized terms used in the Agreement are defined in Section 4 below.

     In  consideration  of  the  mutual  covenants  herein  contained,   and  in
consideration of the continuing employment of Employee by the Company, the parties agree as follows:

     1. At-Will Employment. The Company and the Employee acknowledge that the Employee's employment is and shall continue to be at-will, as defined under applicable law. If the Employee's employment terminates for any reason, including (without limitation) any termination prior to a Change of Control, the Employee shall not be entitled to any payments, benefits, damages, awards or compensation other than as provided by this Agreement, the terms of certain Board resolutions and agreements issued to the Employee with respect to the grant of stock options for the Company's securities (as described in Section 2 below) and the Company's established employee plans and written policies at the time of termination. The terms of this Agreement shall terminate upon the date that all obligations of the parties hereunder have been satisfied. A termination of the terms of this Agreement pursuant to the preceding sentence shall be effective for all purposes, except that such termination shall not affect the payment or provision of compensation or benefits on account of a termination of employment occurring prior to the termination of the terms of this Agreement.

     2. Restricted Stock and Stock Options. Subject to Section 6 below, in the event of a Change of Control and regardless of whether the Employee's employment with the Company is terminated in connection with the Change of Control, the vesting schedule for each unvested share of Common Stock or option to purchase Common Stock held by the Employee (collectively referred to as the "Shares") shall be accelerated by two (2) years. Thereafter, so long as Employee remains employed by the Company (or a successor Corporation), the remaining Shares that have not otherwise vested as of the Change of Control shall vest over the remaining vesting term applicable to the Shares. Each stock option shall be exercisable to the extent so vested in accordance with the provisions of the option agreement and Plan pursuant to which such option was granted and each share of restricted stock shall be freely transferable to the extent so vested in accordance with the provisions of the agreement pursuant to which such stock was purchased by Employee. 3. Change of Control.

     (a) Termination Following A Change of Control. If the Employee's employment with the Company is terminated at any time within one (1) year after a Change of Control, then the Employee shall be entitled to receive severance benefits as follows:

     (i) Voluntary Resignation. If the Employee voluntarily resigns from the Company (other than as an Involuntary Termination (as defined below) or if the Company terminates the Employee's employment for Cause (as defined below)), then the Employee shall not be entitled to receive severance payments. The Employee's benefits will be terminated under the Company's then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination or as otherwise determined by the Board of Directors of the Company.

     (ii) Involuntary Termination. If the Employee's employment is terminated as a result of an Involuntary Termination other than for Cause, the Employee shall be entitled to receive the following benefits: (i) a lump sum severance payment consisting of (a) eighteen (18) months (the "Severance Period") of the monthly salary which the Employee was receiving immediately prior to the Change of Control and (b) the Employee's "target bonus" prorated over the Severance Period, with such severance payment being made on the termination date; (ii) a prorated amount of the Employee's "target bonus" for the fiscal year in which the termination occurs (or for the prior fiscal year if a target bonus has not yet been determined for the fiscal year in which the termination occurs), calculated based on the number of months during such fiscal year in which the Employee was employed by the Company (or a successor corporation), with such payment being made on the termination date; (iii) continuation of all benefits through the end of the Severance Period substantially identical to those to which the Employee was entitled immediately prior to the Change of Control; and
(iv) out-placement services with a total value not to exceed $15,000. For purposes of this Agreement, the term "target bonus" shall mean that percentage of the Employee's base salary that is prescribed by the Company under its Management Bonus Program as the percentage of such base salary payable to the Employee as a bonus if the Company pays bonuses at one-hundred percent (100%) of its operating plan.

     (iii) Involuntary Termination for Cause. If the Employee's employment is terminated for Cause, then the Employee shall not be entitled to receive severance payments. The Employee's benefits will be terminated under the Company's then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination.


     (b) Termination Apart from Change of Control. In the event the Employee's employment terminates for any reason, either prior to the occurrence of a Change of Control or after the one year period following the effective date of a Change of Control, then the Employee shall not be entitled to receive any severance payments under this Agreement. The Employee's benefits will be terminated under the Company's then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination or as otherwise determined by the Board of Directors of the Company.

     4. Definition of Terms. The following terms referred to in this Agreement shall have the following meanings:

     (a) Change of Control. "Change of Control" shall mean the occurrence of any of the following events:

     (i) Ownership. Any "Person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the "Beneficial Owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty-one percent (51%) or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board of Directors of the Company;

     (ii) Merger/Sale of Assets. A merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

     (iii) Sale of Assets; Liquidation. An agreement for the sale or disposition by the Company of all or substantially all of the Company's assets or the shareholders of the Company approve a plan of complete liquidation of the Company in connection with an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

     (iv) Change in Board Composition. A change in the composition of the Board of Directors of the Company, as a result of which fewer than a majority of the directors are Incumbent Directors. "Incumbent Directors" shall mean directors who either (A) are directors of the Company as of the date of this Agreement or
(B) are elected, or nominated for election, to the Board of Directors of the Company with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).

     (b) Cause. "Cause" shall mean (i) gross negligence or willful misconduct in the performance of the Employee's duties to the Company where such gross negligence or willful misconduct has resulted or is likely to result in substantial and material damage to the Company or its subsidiaries, (ii) repeated unexplained or unjustified absence from the Company, (iii) a material and willful violation of any federal or state law; (iv) commission of any act of fraud with respect to the Company; or (v) conviction of a felony or a crime involving moral turpitude causing material harm to the standing and reputation of the Company, in each case as determined in good faith by the Board of Directors of the Company.

     (c) Involuntary Termination. "Involuntary Termination" shall include any termination by the Company other than for Cause and the Employee's voluntary termination, upon 30 days prior written notice to the Company, following (i) a material reduction or change in job duties, responsibilities and requirements inconsistent with the Employee's position with the Company and the Employee's prior duties, responsibilities and requirements; (ii) any reduction of the Employee's base compensation or target bonus (other than in connection with a general decrease for most officers of the successor corporation); or (iii) the Employee's refusal to relocate to a facility or location more than 50 miles from the Company's current location.

     5. Tax Liability on Payments. To the extent that any of the payments or benefits provided for in this Agreement to an Employee constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") and would be subject to the excise tax imposed by
Section 4999 of the Code, the Company will pay the Employee an amount equal to such excise tax; provided, however, that the Employee will be responsible for paying any and all income taxes owed by him or her as a result of receipt of such payment from the Company and the Company will not be further obligated to gross up Employee's payments and/or benefits to offset such income tax obligation. 6. Certain Business Combinations. In the event it is determined by the Board, upon receipt of a written opinion of the Company's independent auditors, that the enforcement of any agreement between the Employee and the Company which allows for the acceleration of vesting of stock and/or stock options granted for the Company's securities upon the effective date of a Change of Control, would preclude accounting for any proposed business combination of the Company involving a Change of Control as a pooling of interests, and the Board otherwise desires to approve such a proposed business transaction which requires as a condition to the closing of such transaction that it be accounted for as a pooling of interests, then any such Section of this Agreement shall be null and void. For purposes of this Section 6, the Board's determination shall require the unanimous approval of the non-employee Board members. 7. Successors. Any successor to the Company (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets shall assume the obligations under this Agreement and agree expressly to perform the obligations under this Agreement in the same manner and to the same extent as the Company would be required to perform such obligations in the absence of a succession. The terms of this Agreement and all of the Employee's rights hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     8. Notice. Notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. Mailed notices to the Employee shall be addressed to the Employee at the home address which the Employee most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.

     9. Miscellaneous Provisions.

     (a) No Duty to Mitigate. The Employee shall not be required to mitigate the amount of any payment contemplated by this Agreement (whether by seeking new employment or in any other manner), nor, except as otherwise provided in this Agreement, shall any such payment be reduced by any earnings that the Employee may receive from any other source.

     (b) Waiver. No provision of this Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Company (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

     (c) Whole Agreement. No agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof. This Agreement supersedes any agreement of the same title and concerning similar subject matter dated prior to the date of this Agreement, and by execution of this Agreement both parties agree that any such predecessor agreement shall be deemed null and void.

     (d)  Choice  of  Law.  The  validity,   interpretation,   construction  and
performance of this Agreement shall be governed by the laws of the State of California without reference to conflict of laws provisions.

     (e) Severability. If any term or provision of this Agreement or the application thereof to any circumstance shall, in any jurisdiction and to any extent, be invalid or unenforceable, such term or provision shall be ineffective as to such jurisdiction to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining terms and provisions of this Agreement or the application of such terms and provisions to circumstances other than those as to which it is held invalid or unenforceable, and a suitable and equitable term or provision shall be substituted therefor to carry out, insofar as may be valid and enforceable, the intent and purpose of the invalid or unenforceable term or provision.

     (f) Arbitration. Any dispute or controversy arising under or in connection with this Agreement may be settled at the option of either party by binding arbitration in the County of Santa Clara, California, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Punitive damages shall not be awarded.

     (g) Legal Fees and Expenses. The parties shall each bear their own expenses, legal fees and other fees incurred in connection with this Agreement.

     (h) No Assignment of Benefits. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this subsection (h) shall be void.

     (i) Employment Taxes. All payments made pursuant to this Agreement will be subject to withholding of applicable income and employment taxes.

     (j) Assignment by Company. The Company may assign its rights under this Agreement to an affiliate, and an affiliate may assign its rights under this Agreement to another affiliate of the Company or to the Company; provided, however, that no assignment shall be made if the net worth of the assignee is less than the net worth of the Company at the time of assignment. In the case of any such assignment, the term "Company" when used in a section of this Agreement shall mean the corporation that actually employs the Employee.

     (k) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

         IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.


QUALITY SEMICONDUCTOR, INC.                 EMPLOYEE



By:
                                            R. Paul Gupta
Title:

                                                                   Exhibit 10.18

                           CHANGE OF CONTROL AGREEMENT

         This Change of Control Agreement (the "Agreement") is made and entered into effective as of August 28, 1997, by and among the employees signing this Agreement (each an "Employee and, collectively, the "Employees") and Quality Semiconductor, Inc., a California corporation (the "Company").

RECITALS

     A. It is expected that another company or other entity may from time to time consider the possibility of acquiring the Company or that a change in control may otherwise occur, with or without the approval of the Company's Board of Directors (the "Board"). The Board recognizes that such consideration can be a distraction to the Employees and can cause the Employees to consider alternative employment opportunities. The Board has determined that it is in the best interests of the Company and its shareholders to assure that the Company will have the continued dedication and objectivity of up to twelve key Employees, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company.

     B. The Board believes that it is in the best interests of the Company and its shareholders to provide the Employees with an incentive to continue their employment with the Company.

     C. The Board believes that it is imperative to provide the Employees with certain benefits upon a Change of Control and, under certain circumstances, upon termination of the Employees' employment in connection with a Change of Control, which benefits are intended to provide the Employees with financial security and provide sufficient income and encouragement to the Employees to remain with the Company notwithstanding the possibility of a Change of Control.

     D. To accomplish the foregoing objectives, the Board of Directors has directed the Company, upon execution of this Agreement by the Employees, to agree to the terms provided in this Agreement.

     E. Certain capitalized terms used in the Agreement are defined in Section 4 below.

     In  consideration  of  the  mutual  covenants  herein  contained,   and  in
consideration of the continuing employment of Employees by the Company, the parties agree as follows:

     1. At-Will Employment. The Company and each of the Employees acknowledge that his or her employment is and shall continue to be at-will, as defined under applicable law. If any Employee's employment terminates for any reason, including (without limitation) any termination prior to a Change of Control, such Employee shall not be entitled to any payments, benefits, damages, awards or compensation other than as provided by this Agreement, the terms of certain Board resolutions and agreements issued to the Employee with respect to the grant of stock options for the Company's securities (as described in Section 2 below) and the Company's established employee plans and written policies at the time of termination. The terms of this Agreement shall terminate upon the date that all obligations of the parties hereunder have been satisfied. A termination of the terms of this Agreement pursuant to the preceding sentence shall be effective for all purposes, except that such termination shall not affect the payment or provision of compensation or benefits on account of a termination of employment occurring prior to the termination of the terms of this Agreement.

     2. Restricted Stock and Stock Options. Subject to Section 6 below, in the event of a Change of Control and regardless of whether an Employee's employment with the Company is terminated in connection with the Change of Control, the vesting schedule for each unvested share of Common Stock or option to purchase Common Stock held by such Employee (collectively referred to as the "Shares") shall be accelerated by two (2) years. Thereafter, so long as Employee remains employed by the Company (or a successor Corporation), the remaining Shares that have not otherwise vested as of the Change of Control shall vest over the remaining vesting term applicable to the Shares. Each stock option shall be exercisable to the extent so vested in accordance with the provisions of the option agreement and Plan pursuant to which such option was granted and each share of restricted stock shall be freely transferable to the extent so vested in accordance with the provisions of the agreement pursuant to which such stock was purchased by Employee. 3. Change of Control.

     (a) Termination Following A Change of Control. Subject to Section 5 below, if an Employee's employment with the Company is terminated at any time within one (1) year after a Change of Control, then such Employee shall be entitled to receive severance benefits as follows:

     (i) Voluntary Resignation. If the Employee voluntarily resigns from the Company (other than as an Involuntary Termination (as defined below) or if the Company terminates the Employee's employment for Cause (as defined below)), then the Employee shall not be entitled to receive severance payments. The Employee's benefits will be terminated under the Company's then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination or as otherwise determined by the Board of Directors of the Company.

     (ii) Involuntary Termination. If the Employee's employment is terminated as a result of an Involuntary Termination other than for Cause, the Employee shall be entitled to receive the following benefits: (i) a lump sum severance payment consisting of (a) six (6) months (the "Severance Period") of the monthly salary which the Employee was receiving immediately prior to the Change of Control and
(b) the Employee's "target bonus" prorated over the Severance Period, with such severance payment being made on the termination date; (ii) a prorated amount of the Employee's "target bonus" for the fiscal year in which the termination occurs (or for the prior fiscal year if a target bonus has not yet been determined for the fiscal year in which the termination occurs), calculated based on the number of months during such fiscal year in which the Employee was employed by the Company (or a successor corporation), with such payment being made on the termination date; (iii) continuation of all benefits through the end of the Severance Period substantially identical to those to which the Employee was entitled immediately prior to the Change of Control; and (iv) out-placement services with a total value not to exceed $15,000. For purposes of this Agreement, the term "target bonus" shall mean that percentage of the Employee's base salary that is prescribed by the Company under its Management Bonus Program as the percentage of such base salary payable to the Employee as a bonus if the Company pays bonuses at one-hundred percent (100%) of its operating plan.

     (iii) Involuntary Termination for Cause. If the Employee's employment is terminated for Cause, then the Employee shall not be entitled to receive severance payments. The Employee's benefits will be terminated under the Company's then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination.

     (b) Termination Apart from Change of Control. In the event the Employee's employment terminates for any reason, either prior to the occurrence of a Change of Control or after the one year period following the effective date of a Change of Control, then the Employee shall not be entitled to receive any severance payments under this Agreement. The Employee's benefits will be terminated under the Company's then existing benefit plans and policies in accordance with such plans and policies in effect on the date of termination or as otherwise determined by the Board of Directors of the Company.

     4. Definition of Terms. The following terms referred to in this Agreement shall have the following meanings:

     (a) Change of Control. "Change of Control" shall mean the occurrence of any of the following events:

     (i) Ownership. Any "Person" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the "Beneficial Owner" (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing fifty-one percent (51%) or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board of Directors of the Company;

     (ii) Merger/Sale of Assets. A merger or consolidation of the Company whether or not approved by the Board of Directors of the Company, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

     (iii) Sale of Assets; Liquidation. An agreement for the sale or disposition by the Company of all or substantially all of the Company's assets or the shareholders of the Company approve a plan of complete liquidation of the Company in connection with an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

     (iv) Change in Board Composition. A change in the composition of the Board of Directors of the Company, as a result of which fewer than a majority of the directors are Incumbent Directors. "Incumbent Directors" shall mean directors who either (A) are directors of the Company as of the date of this Agreement or
(B) are elected, or nominated for election, to the Board of Directors of the Company with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).

     (b) Cause. "Cause" shall mean (i) gross negligence or willful misconduct in the performance of an Employee's duties to the Company where such gross negligence or willful misconduct has resulted or is likely to result in substantial and material damage to the Company or its subsidiaries, (ii) repeated unexplained or unjustified absence from the Company, (iii) a material and willful violation of any federal or state law; (iv) commission of any act of fraud with respect to the Company; or (v) conviction of a felony or a crime involving moral turpitude causing material harm to the standing and reputation of the Company, in each case as determined in good faith by the Board of Directors of the Company.

     (c) Involuntary Termination. "Involuntary Termination" shall include any termination by the Company other than for Cause and an Employee's voluntary termination, upon 30 days prior written notice to the Company, following (i) a material reduction or change in job duties, responsibilities and requirements inconsistent with an Employee's position with the Company and the Employee's prior duties, responsibilities and requirements; (ii) any reduction of an Employee's base compensation or target bonus (other than in connection with a general decrease for most officers of the successor corporation); or (iii) an Employee's refusal to relocate to a facility or location more than 50 miles from the Company's current location.

     5. Tax Liability on Payments. To the extent that any of the payments or benefits provided for in this Agreement to an Employee constitute "parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code") and would be subject to the excise tax imposed by
Section 4999 of the Code, the Company will pay the Employee an amount equal to such excise tax; provided, however, that the Employee will be responsible for paying any and all income taxes owed by him or her as a result of receipt of such payment from the Company and the Company will not be further obligated to gross up Employee's payments and/or benefits to offset such income tax obligation. 6. Certain Business Combinations. In the event it is determined by the Board, upon receipt of a written opinion of the Company's independent auditors, that the enforcement of any agreement between an Employee and the Company which allows for the acceleration of vesting of stock and/or stock options granted for the Company's securities upon the effective date of a Change of Control, would preclude accounting for any proposed business combination of the Company involving a Change of Control as a pooling of interests, and the Board otherwise desires to approve such a proposed business transaction which requires as a condition to the closing of such transaction that it be accounted for as a pooling of interests, then any such Section of this Agreement shall be null and void. For purposes of this Section 6, the Board's determination shall require the unanimous approval of the non-employee Board members. 7. Successors. Any successor to the Company (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and/or assets shall assume the obligations under this Agreement and agree expressly to perform the obligations under this Agreement in the same manner and to the same extent as the Company would be required to perform such obligations in the absence of a succession. The terms of this Agreement and all of the Employees' rights hereunder shall inure to the benefit of, and be enforceable by, each Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

     8. Notice. Notices and all other communications contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. Mailed notices to any Employee shall be addressed to such Employee at the home address which the Employee most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.

     9. Miscellaneous Provisions.

     (a) No Duty to Mitigate. The Employees shall not be required to mitigate the amount of any payment contemplated by this Agreement (whether by seeking new employment or in any other manner), nor, except as otherwise provided in this Agreement, shall any such payment be reduced by any earnings that any Employee may receive from any other source.

     (b) Waiver. No provision of this Agreement shall be modified, waived or discharged as to an Employee unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Company (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

     (c) Whole Agreement. No agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in this Agreement have been made or entered into by either party with respect to the subject matter hereof. This Agreement supersedes any agreement of the same title and concerning similar subject matter dated prior to the date of this Agreement, and by execution of this Agreement both parties agree that any such predecessor agreement shall be deemed null and void.

     (d)  Choice  of  Law.  The  validity,   interpretation,   construction  and
performance of this Agreement shall be governed by the laws of the State of California without reference to conflict of laws provisions.

     (e) Severability. If any term or provision of this Agreement or the application thereof to any circumstance shall, in any jurisdiction and to any extent, be invalid or unenforceable, such term or provision shall be ineffective as to such jurisdiction to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remaining terms and provisions of this Agreement or the application of such terms and provisions to circumstances other than those as to which it is held invalid or unenforceable, and a suitable and equitable term or provision shall be substituted therefor to carry out, insofar as may be valid and enforceable, the intent and purpose of the invalid or unenforceable term or provision.

     (f) Arbitration. Any dispute or controversy arising under or in connection with this Agreement may be settled at the option of either party by binding arbitration in the County of Santa Clara, California, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction. Punitive damages shall not be awarded.

     (g) Legal Fees and Expenses. The parties shall each bear their own expenses, legal fees and other fees incurred in connection with this Agreement.

     (h) No Assignment of Benefits. The rights of any person to payments or benefits under this Agreement shall not be made subject to option or assignment, either by voluntary or involuntary assignment or by operation of law, including (without limitation) bankruptcy, garnishment, attachment or other creditor's process, and any action in violation of this subsection (h) shall be void.

     (i) Employment Taxes. All payments made pursuant to this Agreement will be subject to withholding of applicable income and employment taxes.

     (j) Assignment by Company. The Company may assign its rights under this Agreement to an affiliate, and an affiliate may assign its rights under this Agreement to another affiliate of the Company or to the Company; provided, however, that no assignment shall be made if the net worth of the assignee is less than the net worth of the Company at the time of assignment. In the case of any such assignment, the term "Company" when used in a section of this Agreement shall mean the corporation that actually employs the Employee.

     (k) Counterparts. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

         IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.


QUALITY SEMICONDUCTOR, INC.                          EMPLOYEE



By:

Title:

                                                                    Exhibit 11.1



                           QUALITY SEMICONDUCTOR, INC.

              STATEMENT OF COMPUTATION OF EARNINGS (LOSS) PER SHARE
                      (In thousands, except per share data)



                                                    September 30,
                                        1997            1996             1995
                                   ------------    ------------    -------------

Net income (loss)                       $210        $(1,310)           $4,766
                                    ============   ============    ============
Computation of common and common
     equivalents
       shares outstanding
       Common stock                    6,361           5,524            4,750
       Options and warrants              628               -              559
       Cheap stock                         -               -               29
       Preferred shares                    -               -              311
                                   ===========    ============     ============
Shares used in computing per share     6,989           5,524            5,649
     amounts
                                   ===========    ============     ============

Net income (loss) per share            $0.03         $(0.24)            $0.84

                                   ============   ============     ============


     Fully diluted computation not presented since such amount differs by less than 3% of the net income per share amount shown above.

                                                                    Exhibit 22.1


                           QUALITY SEMICONDUCTOR, INC.

                              LIST OF SUBSIDIARIES


Name            Location of Incorporation          Names Under Which Subsidiary
                                                            is Doing Business

Quality Semiconductor               Australia             Quality Semiconductor
Australia Pty. Limited         ACN 072 373 730                    Australia

                                                                    Exhibit 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 33-89724,333,3234 and 333-25809; and Amendment No. 1 to Form S-3
No. 333-30189) of our report dated October 22, 1997, with respect to the consolidated financial statements and schedule of Quality Semiconductor, Inc. included in the Annual Report (Form 10-K) for the year ended September 30, 1997.


                                                      /s/   Ernst & Young LLP


San Jose, California
December 17, 1997

                                                                   Exhibit 24.1

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         QUALITY SEMICONDUCTOR, INC.

Dated: December 19, 1997                 By:   /s/ R. Paul Gupta
                                         -----------------
                                         R. Paul Gupta
                                         Chief Executive Officer

POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Paul Gupta, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature                  Title                               Date

/s/ Chun P. Chiu           Director and Chairman of the Board  December 19, 1997
--------------------------
Chun P. Chiu

/s/ R. Paul Gupta          Director, President and             December 19, 1997
--------------------------
R. Paul Gupta              Chief Executive Officer

/s/ Richard A. Bottomley   Chief Financial Officer - Acting    December 19, 1997
--------------------------
Richard A. Bottomley

/s/ Andrew J.S. Kang       Director                            December 19, 1997
Andrew J. S. Kang

/s/ Robert L. Puette       Director                            December 19, 1997
--------------------------
Robert L. Puette

/s/ Masaharu Shinya        Director                            December 19, 1997
Masaharu Shinya

/s/ David D. Tsang         Director                            December 19, 1997
--------------------------
David D. Tsang

                                                                    Exhibit 27.1


                           QUALITY SEMICONDUCTOR, INC.
                             Financial Data Schedule

                      (In thousands, except per share data)


Cash and cash items                                                     $9,403

Marketable securities                                                    3,656

Notes and accounts receivable - trade                                    7,253

Allowances for doubtful accounts                                           314

Inventory                                                               17,689

Total current assets                                                    44,823

Property, plant and equipment                                           39,034

Accumulated depreciation                                                16,175

Total assets                                                            69,832

Total current liabilities                                               17,048

Bonds, mortgages and similar debt                                           --

Preferred stock - mandatory redemption                                      --

Preferred Stock - non-mandatory redemption                                  --

Common Stock                                                                 7

Other Stockholders' Equity                                              43,630

Total liabilities and stockholders' equity                              69,832

Net sales of tangible products                                          62,691

Total revenue                                                           62,691

Cost of tangible goods sold                                             40,073

Total costs and expenses applicable                                     61,971
 to sales and revenue

Other costs and expenses                                                21,898

Provision for doubtful accounts and notes                                  314

Interest and amortization of debt discount                               1,122

Income before taxes                                                        322

Income tax expense                                                         112

Income/loss continuing operations                                          210

Discontinued operations                                                     --

Extraordinary items                                                         --

Cumulative effect-changes in accounting                                     --
 principles

Net income or loss                                                         210

Earnings per share - primary                                              0.03

Earnings per share - fully diluted                                        0.03