Form 10-Q
period 1997-12-31
QUALITY SEMICONDUCTOR INC
filed 1998-02-11
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           ----
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           ----
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

Yes   X     No
The number of outstanding shares of the Registrant's Common Stock as of February 2, 1998 was 7,373,081.

                           Quality Semiconductor, Inc.

                Form 10-Q for the Quarter Ended December 31, 1997

                                      INDEX


PART I.  FINANCIAL INFORMATION                                            Page

Item 1 - Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 1997
and September 30, 1997                                                     3

Condensed Consolidated Statements of Operations for the three
months ended December 31, 1997 and December 31,1996                        4

Condensed Consolidated Statements of Cash Flows for the three
months ended December 31, 1997 and December 31, 1996                       5

Notes to Condensed Consolidated Financial Statements                       6

Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations                                        9





PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                 17
(a)  Exhibits
(b)  Reports on Form 8-K
Signatures                                                                18

                          PART I. FINANCIAL INFORMATION

                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)

                                                                           December 31,       September 30,
                                                                               1997             1997 (1)
                                                                        -----------------    ----------------
                                                                          (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $11,750               $9,403
    Short-term investments                                                        2,158                3,656
    Accounts and other receivables, net                                           9,223                8,748
    Inventories                                                                  13,725               17,689
    Other current assets                                                          5,791                5,327
                                                                        -----------------    ----------------
       Total current assets                                                      42,647               44,823
Property and equipment, net                                                      22,382               22,859
Goodwill and other assets                                                         1,883                2,150
                                                                        =================    ================
       Total assets                                                             $66,912              $69,832
                                                                         =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                             $4,714               $5,711
    Accrued liabilities                                                           2,306                2,676
    Deferred income on shipments to distributors                                  3,551                2,995
    Redeemable preference shares of subsidiary                                    3,811                3,982
    Notes payable to related party due within one year                            2,330                1,684
                                                                        -----------------    ----------------
       Total current liabilities                                                 16,712               17,048
    Notes payable to related party                                                6,054                7,202
Deferred tax liabilities                                                          1,832                1,945

Shareholders' equity:
    Preferred stock, $.001 par value: Authorized 1,000;
         Issued and outstanding - none                                                -                    -
    Common stock, $.001 par value, Authorized - 25,500
Issued and outstanding 7,373 and 7,393                                                7                    7
    Additional paid-in-capital                                                   41,478               41,600
    Retained earnings                                                               963                2,221
    Deferred compensation                                                          (134)                (191)
                                                                        -----------------    ----------------
        Total shareholders' equity                                               42,314               43,637
                                                                        =================    ================
        Total liabilities and shareholders' equity                              $66,912              $69,832
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

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)




                                                      Three months ended
                                                          December 31,
                                             -----------------------------------
                                                    1997                 1996
                                             --------------       --------------

Net revenues                                       $18,534              $12,345

Cost of revenues                                    13,420                7,238
                                             --------------       --------------
Gross margin                                         5,114                5,107

Operating expenses:
  Research and development                           2,720                2,110
  Sales and marketing                                2,392                1,788
  General and administrative                         1,371                  925
                                             --------------       --------------
           Total operating expenses                  6,483                4,823
                                             --------------       --------------
Operating income (loss)                             (1,369)                 284

Interest expense, net                                 (153)                (83)
                                             --------------       --------------
Income (loss) before provision (benefit)
for income taxes                                    (1,522)                 201

Provision (benefit) for income taxes                  (533)                  70
                                             ==============       ==============
Net income (loss)                                     (989)                 131
                                             ==============       ==============

Net income (loss) per share - Basic                 ($0.13)               $0.02
                                             ==============       ==============

Net income (loss) per share - Diluted               ($0.13)               $0.02
                                             ==============       ==============

Shares used in computing net income (loss)
per share - Basic                                    7,383                5,664
                                             ==============       ==============

Shares used in computing net income (loss)
per share - Diluted                                  7,383                6,185
                                             ==============       ==============

See accompanying notes to condensed consolidated financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                             Three months ended
                                                                December 31,
                                                         -----------------------
                                                           1997            1996
                                                         ----------   ----------
Operating activities
Net income (loss)                                           ($989)          $131
  Adjustments  to reconcile net income (loss) to net
cash
    provided by (used in) operating activities:
    Depreciation and amortization                            2,151         1,420
    Accretion on preference shares                              48           152
    Deferred income taxes                                    (113)            17
    Translation adjustment, preference shares                (219)
    Deferred compensation amortization                          57            58
    Changes in operating asset and                           2,214       (1,832)
liabilities
                                                         ----------    ---------
Net cash provided by (used in) operating activities          3,149          (54)

Investing activities
Capital expenditures                                       (1,807)       (1,136)
Sales of short-term investments, net                         1,498           393
Deposits and other assets                                      130            66
                                                         ----------    ---------
Net cash used in investing activities                        (179)         (677)

Financing activities
Principal payments on long-term debt                         (502)         (131)
Proceeds from notes payable, net of issuance costs               -         2,850
Proceeds from issuance of stock, net of repurchases          (121)
                                                                            (28)
                                                         ----------    ---------
Net cash provided by (used in) financing activities          (623)         2,691
                                                         ----------    ---------

Net increase in cash and cash equivalents                    2,347         1,960
Cash and cash equivalents at beginning of period             9,403         4,930
                                                         ==========    =========
Cash and cash equivalents at end of period                 $11,750        $6,890
                                                         ==========    =========

Supplemental   disclosures  of  significant  non-cash  investing  and  financing activities:

Conversion of promissory notes into common stock              -           $3,000
Acquisition of property and equipment for
   issuance of long term debt                                 -           $2,192

See accompanying notes to condensed consolidated financial statements.

                           QUALITY SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial information included therein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quality Semiconductor Australia, Pty., Ltd. (QSA). Intercompany accounts and transactions have been eliminated in consolidation. This financial data should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

     The preparation of the consolidated financial statements are in conformity with generally accepted accounting principles and requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates include provisions for excess and obsolete inventory, sales return reserves and product warranty claims. Actual results could differ materially from estimates. The Company's operating results are subject to a variety of risks common to the semiconductor industry, including bookings and shipment uncertainties, wafer yield fluctuations, and price erosion, as well as general economic conditions.

     The results of operations for the three months ended December 31, 1997 may not necessarily be indicative of the results for the fiscal year ending September 30, 1998.

Note 2.  Inventories

     Inventories are stated at the lower of standard cost which approximates actual (first-in, first-out method) or market (estimated net realizable value).

Inventories consisted of (in thousands):

                                       December 31,              September 30,
                                           1997                      1997
                                ---------------------     ----------------------
Raw Materials                            $3,021                     $5,421
Work-in-process                           4,271                      3,770
Finished goods                            6,433                      8,498
                                =====================     ======================
                                        $13,725                    $17,689
                                =====================     ======================

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

     Given the volatility of the market for the Company's products, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecast demand. However, such backlog and forecast demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitability differ from such backlog and forecast demand, and such differences may be material to the financial statements.

Note 3.  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). As required, the Company adopted FAS 128 during this quarter ended December 30, 1997. Under the requirements of FAS 128, the Company is required to disclose both basic earnings per share and diluted earnings per share in place of primary earnings per share previously reported by the Company. Basic earnings per share is based upon the weighted average number of shares of common stock outstanding during the period and, unlike primary earnings per share, excludes the dilutive effect of employee stock options. Diluted earnings per share includes the dilutive effect of employee stock options and accordingly, is comparable to primary earnings per share previously reported by the Company. All earnings per share amounts for the periods presented have been restated to conform to the requirements of FAS 128. The following table sets forth the computation of basic and diluted earnings per share.

                                                    Three months ended
                                                        December 30,
                                             -----------------------------------
                                                   1997                 1996
                                             --------------       --------------

Numerator - Net Income (loss)                       ($989)                $131

Denominator for basic earnings per share -
Weighted average shares                             7,383                5,664

Effect of dilutive securities -
employee stock options                                  -                  521

Denominator for diluted earnings per share          7,383                6,185
                                             --------------       --------------

Basic earnings (loss) per share                    ($0.13)               $0.02
                                             ==============       ==============

                                             ==============       ==============
Diluted earnings (loss) per share                  ($0.13)               $0.02
                                             ==============       ==============

Note 4.  Impact of Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999.

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

                           QUALITY SEMICONDUCTOR, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21 of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K. The preparation of the consolidated financial statements are in conformity with generally accepted principles and requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates include provisions for excess and obsolete inventory, sales returns and product warranty claims. Actual results could differ materially from estimates.

Results of Operations

     Net revenues for the quarter ended December 31, 1997 increased 50% from the corresponding period in the prior fiscal year. This increase in revenues was due to an increase in sales of proprietary networking products partially offset by lower unit shipment and average selling prices of the Company's logic product lines. Revenues from networking products accounted for over 40% of net revenues in the first quarter of fiscal 1998, compared to under 10% of net revenues in the corresponding period a year ago. As is typical in the Semiconductor Industry, the average selling prices of the Company's products generally decline over the lives of such products. To increase revenues, the Company seeks to introduce new products and increase unit sales of existing products, principally by reducing prices. No assurance can be given that these efforts will be successful. There can be no assurance that the market for semiconductor products will either remain at its current level or grow in future periods. Furthermore, there can be no assurance that the Company will be able to increase or maintain its market share in the future or to sustain historical growth rates.

     The gross margin was 28% of net revenues in the first quarter of fiscal 1998 as compared to 41% in the first quarter of fiscal 1997. The lower margins were principally due to changes in product mix as a higher percentage of lower margin networking products were sold in the first quarter of fiscal 1998, and lower average selling prices on logic products, which were offset in part by the Company's cost reduction programs. The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, and competitive pressure on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

     Research and development expenses were $2.7 million or 15% of net revenues in the first quarter of fiscal 1998 as compared to $2.1 million or 17% of net revenues in the first quarter of fiscal 1997. This increase was mainly the result of costs associated with the development of new products and processes. These costs included material and outside services related to the development of networking and clock products and the qualification of 0.5-micron process at QSA. The Company expects that its research and development expenses will increase, although such expenses may vary as a percentage of revenues in future periods. The company believes that the continued development of its process technology and new products is essential to continue its investment in research and development to maintain a strong technological position in the industry.

     Sales and marketing expenses were $2.4 million or 13% of net revenues in the first quarter of 1998, as compared to $1.8 million or 14% of net revenues in the first quarter of fiscal 1997. This increase in selling expenses was primarily attributed to increased sales commissions as a result of higher net revenues and advertising expenses. The Company believes that increased expenses for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses will continue to increase but may vary as a percentage of total revenue in future periods. However, there can be no assurance that the revenues will grow at the same rate as expenditures for sales and marketing are incurred.

     General and administrative expenses were $1.4 million or 7% of net revenues in the first quarter of fiscal 1998, as compared to $0.9 million or 7% of net revenues in the first quarter of fiscal 1997. The increase in the first quarter of fiscal 1998 was due mainly to increased legal expenses and higher payroll related costs.

     Interest expense, net of interest income, was $153,000 during the three months ended December 31, 1997 compared to $83,000 during the first quarter of fiscal 1997. The increase was mainly due to increased debt to Kanematsu for the purchase of property and equipment for QSA and, interest on the redeemable preference shares issued as part of the consideration for the purchase of QSA.

     The Company has recorded a tax benefit of $533,000 for the quarter ended December 31, 1997. The deferred tax asset recorded as a result of this tax benefit is dependent on generating sufficient future taxable income. Although realization is not assured, management believes that it is more likely then not that the deferred tax asset will be realized. The amount of the deferred tax aset considered realized, however, could be reduced in the near term if estimates of future taxable income are reduced.

Factors That May Affect Future Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i) competition, such as competitive pressures on average selling prices of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) the Company's operation of a wafer fabrication facility involves significant risks typically inherent in any manufacturing endeavor, as well as additional risks associated with production yields, technical difficulties with process control, expenses associated with responding to increases in environmental pollution regulation or disposal of environmentally hazardous waste and events limiting production, such as fires or other damage, and the inability to keep production at a high level; (vi) expenses that may be incurred in obtaining, enforcing and defending claims with respect to intellectual property rights; (vii) sales and marketing, such as loss of significant distributor, concentration of customers, and volume discounts that may be granted to significant customers; (viii) customer demand, such as market acceptance of products, the timing, cancellation or delay of customer orders and general economic conditions in the semiconductor and electronic systems industries, as well as other factors, such as risks associated with doing business abroad, retention of key personnel and management of growth and volatility in the Company's revenues and stock price.

     The semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer-standing relationships with customers than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. As a result, average selling prices ("ASPs") in the semiconductor industry generally, and for the Company's products in particular, have decreased significantly over the life of each product. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. Declines in ASPs in the Company's products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company's overall gross margins, could cause a negative adjustment to the valuation of the Company's inventories and could materially and adversely affect the Company's operating results.

Dependence on QSFCT and QuickSwitch Product Lines

     A significant amount of the Company's net revenues are derived from sales of interface logic devices and, in particular, products in the Company's QSFCT and QuickSwitch logic family. The Company anticipates that sales of these products will continue to comprise a significant portion of the Company's revenues for the foreseeable future. The demand for such products may be sharply reduced by competition and by microprocessors or other system devices that increasingly include interface logic. Because of the Company's dependence on sales of these products, declines in gross margins for these products resulting from declines in ASPs or otherwise could have a material adverse effect on the Company's operating results.

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

     The Company commenced shipping these units to its customers with their approval prior to the completion of qualification during fiscal 1997. Management has made estimates on future returns of these products and provided necessary reserves. However, these estimates could change and the actual return rate could be higher. Should the Company not complete the qualification process on a timely basis, or if the performance of these products do not meet specifications there is no assurance that the customer will not cancel existing orders. In addition, functionality and demand for such products may not meet the Company's or customers expectations, and the demand and pricing for such products will decline as competition and availability increase, and more advanced products are introduced.

     During the early stage of new product introductions, the parts are generally marked as "engineering samples" and shipped to potential customers for evaluation. Based on successful evaluation by the customer, products are shipped in volume to customers prior to the successful completion of qualification. Upon successful completion of qualification the engineering samples markings are removed from the product. There is no assurance that upon completion of successful qualification, current and future customers will accept product marked as engineering samples. If the Company is unable to sell through all such marked parts, there is no assurance that the Company will not need to writedown all such inventory on hand or in production to zero or minimal value.

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

Risks of International Sales

     The Company purchases a significant amount of its semiconductor wafers and substantially all of its assembly services from foreign suppliers. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, reduced protection for intellectual property rights, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located. The Company's purchases of wafers from Seiko Instruments Inc. are denominated in Japanese yen. Although the Company has from time to time engaged in hedging activities to mitigate exchange rate risks, there can be no assurance that the Company will not be materially adversely affected by a change in exchange rate.

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

Manufacturing Systems

     The Company currently has separate manufacturing and financial data collection systems. These systems, which are manufactured by different vendors, are not fully integrated together and require significant amounts of manual reconciliation's and reporting. In connection with the Company's audit for the fiscal year ended September 28, 1997, the Company's independent auditors considered such use to be a reportable condition. Reportable condition involve matters coming to the auditors' attention relating to siginifiat deficiencies in the design or operation of the internal control structure that, in their judgment, could adversely affect the organization's ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. The Company is currently reviewing alternative solutions, reporting and controls in order to minimize the chance of error in the financial statements. There is no assurance that the Company will be able to develop or implement an acceptable solution or that an error in the current or future financial statements may not occur or not be recognized timely. Any failure to develop or implement an acceptable solution or an error in the current or future financial statements could have a materially adverse effect on the Company's operating results.

Cyclical Nature of the Semiconductor Industry

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

Volatility of the Company's Stock Price

     The Company's earnings and stock price have been, and may be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The Company may not learn of, or be able to confirm, revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of the Company's revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning the Company or its competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of the Company's stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions. The Company's stock price is also subject to potentially large volatility due to the very low trading volumes of the Company's stock on most days since the initial public offering of the Company's stock on November 17,1994. In addition, this low trading volume may continue and could affect the ability of shareholders to sell their shares. Liquidity and Capital Resources

     During the first three months ended December 31, 1997 the Company generated $3.1 million in cash from operating activities compared to $54,000 used in operatig acticvities during the first three months of fiscal 1997. The increase in cash provided by operating activities was mainly due to the change in operating assets and liabilities which provided $2.2 million in cash for the first three months of fiscal 1998 compared to the use of cash of $1.8 million from the change in operating activities for the first three months of fiscal 1997. Cash used in investing activities during the first three months of fiscal 1998 totaled $179,000 compared to $677,000 in the first three months of fiscal 1997. The former reflected mainly the purchase of property and equipment of $1.8 million offset by the sale of investments of $1.5 million. Cash used in financing activities of $623,000 for the first three months of 1998 were primarily due to payments of debt. Cash provided by investing activities of $2.7 million in the first quarter of fiscal 1997 was mainly generated from the receipt of $2,850,000 from the completion of the private placement in December 1996.

     The Company believes that current available cash, short-term investments, cash generated from operations and credit arrangements will be sufficient to finance the Company's anticipated operations and capital equipment requirements through 1998. However, there can be no assurance that events in the future will not require the Company to seek additional capital or, if so required, that adequate capital will be available to the Company.

PART II  OTHER INFORMATION

Item 1.     Legal Proceedings - Not Applicable

Item 2.     Changes in Securities and Use of Proceeds - Not Applicable

Item 3.     Defaults Upon Senior Securities - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            (a)       Exhibits

                      No. 27.1 - Financial Data Schedule

            (b)       Reports on Form 8-K

                      On November 20, 1997, the Company filed a report on Form 8-K reporting under Item 5 thereof, regarding the announcement of the resignation of John P. Goldsberry, Vice President and Chief Financial Officer.

                      On December 10, 1997, the Company filed a report on Form 8-K reporting under Item 5 thereof, regarding the Company's first quarter of fiscal 1998 outlook.

                      On January 20, 1998, the Company filed a report on Form 8-K reporting under Item 5 thereof, regarding the hiring of Dr. David Sear, as Executive Vice President and Chief Operating Officer.

                      On January 30, 1998, the Company filed a report on Form 8-K reporting under Item 5 thereof, regarding the financial results of the first quarter of fiscal 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Quality Semiconductor, Inc.
                                             (Registrant)



Date:    February 10, 1998              By: /s/ R. Paul Gupta
                                            -----------------------------------
                                                R. Paul Gupta
                                                Chief Executive Officer



Date:    February 10, 1998              By: /s/ Richard A. Bottomley
                                            -----------------------------------
                                                Richard A. Bottomley
                                                Acting Chief Financial Officer