Form 10-Q
period 1998-03-31
QUALITY SEMICONDUCTOR INC
filed 1998-05-07
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

           ----
           X    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
           ----
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

Yes   X     No
The number of outstanding shares of the Registrant's Common Stock as of March 31, 1998 was 7,417,460.

                           Quality Semiconductor, Inc.

                 Form 10-Q for the Quarter Ended March 31, 1998

                                      INDEX


PART I.   FINANCIAL INFORMATION                                            Page

Item 1    Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets as of March 31, 1998 and
          September 30, 1997                                                 3

          Condensed Consolidated Statements of Operations for the three
          months and six months ended March 31, 1998 and March 31, 1997      4

          Condensed Consolidated Statements of Cash Flows for the three
          and six months ended March 31, 1998 and March 31, 1997             5

          Notes to Condensed Consolidated Financial Statements               6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operation                                 8


PART II  OTHER INFORMATION

Item 2    Changes in Securities and use of Proceeds                         15

Item 4    Submission of Matters to a Vote of Security Holders               15

Item 5    Other Information                                                 16

Item 6.   Exhibits and Reports on Form 8-K                                  16

          Signatures                                                        17

                          PART I. FINANCIAL INFORMATION

                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)

                                                                            March 31,         September 30,
                                                                               1998             1997 (1)
                                                                        -----------------    ----------------
                                                                          (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $5,638               $9,403
    Short-term investments                                                        1,500                3,656
    Accounts and other receivables, net                                           8,570                8,748
    Inventories                                                                  17,305               17,689
    Other current assets                                                          6,468                5,327
                                                                        -----------------    ----------------
       Total current assets                                                      39,481               44,823
Property and equipment, net                                                      22,498               22,859
Goodwill and other assets                                                         1,664                2,150
                                                                        =================    ================
       Total assets                                                             $63,643              $69,832
                                                                        =================    ================

LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable                                                             $6,972               $5,711
    Accrued liabilities                                                           2,177                2,676
    Deferred income on shipments to distributors                                  3,101                2,995
    Redeemable preference shares of subsidiary                                        -                3,982
    Line of credit                                                                1,400                    -
Notes payable to related party due within one year                                2,477                1,684
                                                                        -----------------    ----------------
       Total current liabilities                                                 16,127               17,048
Notes payable to related party                                                    5,438                7,202
Deferred tax liabilities                                                          1,969                1,945

Shareholders' equity:
    Preferred stock, $.001 par value: Authorized 1,000;
         Issued and outstanding - none                                                -                    -
    Common stock, $.001 par value, Authorized - 25,500,
         Issued and outstanding 7,417 and 7,393                                       7                    7
    Additional paid-in-capital                                                   41,648               41,600
    Retained earnings (accumulated deficit)                                      (1,468)               2,221
    Deferred compensation                                                           (78)                (191)
                                                                        -----------------    ----------------
        Total shareholders' equity                                               40,109               43,637
                                                                        =================    ================
        Total liabilities and shareholders' equity                              $63,643              $69,832
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

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)




                                                    Three months ended                      Six months ended
                                                         March 31,                             March 31,
                                               ------------------------------
                                                                                  ---------------- - ------------------
                                                   1998             1997               1998                1997
                                               -------------    -------------     ----------------   ------------------

Net revenues                                       $16,096          $13,302           $34,630            $25,647

Cost of revenues                                    11,176            7,689            24,596             14,927
                                               -------------    -------------     ----------------   ------------------
Gross margin                                         4,920            5,613            10,034             10,720

Operating expenses:
  Research and development                           2,716            2,104             5,436              4,214
  Sales and marketing                                2,394            1,896             4,786              3,684
  General and administrative                         1,336              957             2,707              1,882
                                               -------------    -------------     ----------------   ------------------
           Total operating expenses                  6,446            4,957            12,929              9,780
                                               -------------    -------------     ----------------   ------------------
Operating income (loss)                             (1,526)             656            (2,895)               940
Interest, net                                         (218)             (84)             (371)              (167)
                                               -------------    -------------     ----------------   ------------------
Income  (loss)  before  provision  for income       (1,744)             572            (3,266)               773
taxes
Provision for income taxes                             533              200                 -                270
                                               =============    =============     ================   ==================
Net income (loss)                                  ($2,277)            $372           ($3,266)              $503
                                               =============    =============     ================   ==================

Net income (loss) per share - Basic                 ($0.31)           $0.06            ($0.44)             $0.09
                                               =============    =============     ================   ==================

Net income (loss) per share - Diluted               ($0.31)           $0.06            ($0.44)             $0.08
                                               =============    =============     ================   ==================

Shares used in computing net income (loss)
  per share - Basic                                   7,407          5,997              7,395              5,830
                                               =============    =============     ================   ==================

Shares used in computing net income (loss)
  per share - Diluted                                7,407            6,614             7,395              6,400
                                              ==============    =============     ================   =================


See accompanying notes to condensed consolidated financial statements.


                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                          Six months ended
                                                              March 31,
                                                     ---------------------------
                                                       1998            1997
                                                     ----------    -------------
Operating activities
Net income (loss)                                     $(3,266)             $503
  Adjustments  to reconcile net income (loss) to net
cash
    provided by operating activities:
    Depreciation and amortization                        3,668            2,885
    Accretion on preference shares                          48              157
    Deferred income taxes                                   24             (11)
    Deferred compensation amortization                     113              114
    Changes in operating assets and liabilities            240           (2,562)
                                                     ----------    -------------
Net cash provided by operating activities                  827            1,086

Investing activities
Capital expenditures                                   (3,469)           (1,841)
Sales of short-term investments, net                     2,156           (1,437)
Deposits and other assets                                  226              117
                                                     ----------    -------------
Net cash used in investing activities                  (1,087)          (3,161)

Financing activities
Principal payments on long-term debt                     (971)            (498)
Proceeds from notes payable, net of issuance costs           -            2,850
Proceeds from line of credit                             1,400                -
Payment of peference shares                            (3,982)                -
Proceeds from issuance of stock, net of repurchases         48                3
                                                     ----------    -------------
Net cash provided by (used in) financing activities     (3,505)            2,355
                                                     ----------    -------------

Net increase (decrease) in cash and cash equivalents   (3,765)              280
Cash and cash equivalents at beginning of period         9,403            4,930
                                                     ==========    =============
Cash and cash equivalents at end of period              $5,638           $5,210
                                                     ==========    =============

Supplemental   disclosures  of  significant  non-cash  investing  and  financing activities:

Conversion of promissory notes into common stock         -              $3,000
Acquisition of property and equipment for
   issuance of long term debt                            -              $2,984

See accompanying notes to condensed consolidated financial statements.

                           QUALITY SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial information included therein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quality Semiconductor Australia, Pty., Ltd. (QSA). Intercompany accounts and transactions have been eliminated in consolidation. This financial data should be read in conjunction with the Company's September 30, 1997 annual financial statements.

     The Company's fiscal quarters end on the last Sunday of each calendar quarter. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     The results of operations for the six months ended March 31, 1998 may not necessarily be indicative of the results for the fiscal year ending September 30, 1998.

Note 2.  Inventories

Inventories consisted of (in thousands):

                                              March 31,          September 30,
                                                1998                 1997
                                           ----------------     ----------------
             Raw Materials                     $7,148               $5,421
             Work-in-process                    2,339                3,770
             Finished goods                     7,818                8,498
                                           ================     ================
                                              $17,305              $17,689
                                           ================     ================

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

     At March 31, 1998, inventory of one of the Company's inventory was at a high level relative to its reenue for the three months ended March 31, 1998. However, management has developed a program to reduce the inventory to desired levels over the near term, and believes no loss will be incurred on its disposition. At this time, management cannot estimate a range of amounts of loss that could occur if the program is not successful.

Note 3.  Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share.


                                                 Three months ended                 Six months ended
                                                     March 31,                          March 31,
                                            ---------------- -- --------------     ----------- -- -------------
                                                 1998               1997              1998            1997

                                            ----------------    --------------     -----------    -------------

Numerator - Net Income (loss)                  ($2,277)             $372            ($3,266)          $503

Denominator  for Basic net  income  (loss)
per                                              7,407              5,997            7,395           5,830
  share - Weighted average shares

Effect of dilutive securities -
  employee stock options                           -                 617               -              570
                                            ----------------    --------------     -----------    -------------

Denominator for diluted net income (loss)        7,407              6,614            7,395           6,400
  per share
                                            ================    ==============     ===========    =============

Basic net income (loss) per share               ($.31)              $0.06           ($0.44)          $0.09
                                            ================    ==============     ===========    =============

Diluted earnings (loss) per share               ($.31)              $0.06           ($0.44)          $0.08
                                            ================    ==============     ===========    =============


Note 4.  Income Taxes

     The Company has not recognized a tax benefit for its operating losses incurred during the six months ended march 31, 1998. The provision for income taxes recognized for the three months ended March 31, 1998, represents the reversal of the tax benefit recognized in the Company's first quarter of fiscal 1998. Recognition of the tax benefit of the losses is depenent upon the Company generating sufficient earnings.

Note 5.  Impact of Recently Issued Accounting Standards

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

         QUALITY SEMICONDUCTOR, INC.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto indcluded in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Finacial Conditions and Results of Operations contained in the Company's 10-K filed with the Securities and Exchange Commission on December 19, 1997 and subsequent filings with the Securities and Exchange Commission.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 2E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K.

Results of Operations

     Net revenues for the quarter ended March 31, 1998 increased 21% from the corresponding period in the prior fiscal year. Net revenues for the six months ended March 31, 1998 increased 35% from the same period in fiscal1996. This increase in net revenues for the three and six months ended March 31, 1998 was due to an increase in sales of proprietary networking, QuickSwitch and clock management products, partially offset by lower average selling prices. As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To maintain or increase revenues, therefore, the Company must introduce and sell new products at higher prices and increase unit sales of existing products, primarily through reducing prices in conjunction with cost reduction programs. There can be no assurance, however, that the Company will be successful in these efforts, that the demand for semiconductor products will continue at present levels or that the Company will be able to sustain its current market share or historic rate of revenue growth.

     Gross margin was 31% of net revenues in the second quarter of fiscal 1998 as compared to 42% in the second quarter of fiscal 1997. The lower margins were principally due to changes in product mix and lower average selling prices which were offset in part by the sale of higher margin clock management products. Higher than expected testing costs and related lower than expected yields for the Company's networking products also contributed to the lower margins. The gross margin for the six months ended March 31, 1998 was 29% compared to 42% for the six months ended March 31, 1997. This decrease also reflected the same factors affecting the decrease in margins for the second quarter of fiscal 1998 from the second quarter of fiscal 1997. The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, and competitive pressures on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can also vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

     Research and development expenses increased 29% for both the three months and six months ended March 31, 1998 over the same periods ending March 31, 1997. These increases were due primarily to the increase in product and process development. The Company expects that its research and development expenses will increase, although such expenses may vary as a percentage of net revenues in future periods. The Company believes that the continued development of its process technology and new products and its continued investment in research and development is needed to maintain a competitive technological position in the industry.

     Sales and marketing expenses increased 26% for the second quarter of fiscal 1998 over the same period of fiscal 1997. This increase was mainly due to increased sales commissions as a result of the higher revenue in the second quarter of fiscal 1998 and increased advertising and promotional expense. Sales and marketing expenses increased 30% for the six months ended March 31, 1998 as compared to the six months ended March 31, 1997. The increase in selling expenses  for the six  month  period  was also  mainly  due to  increased  sales commissions as a result of higher revenues and increased advertising and promotional expense. The Company believes that increased expenses for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses will continue to increase but may vary as a percentage of net revenues in future periods. However, there can be no assurance that net revenues will grow at the same rate as expenditures for sales and marketing are incurred.

     General and administrative expenses increased 40% for the second quarter of fiscal 1998 over the second quarter of fiscal 1997 and 44% for the six month period ended March 31, 1998 over the same period of a year ago. The increases for both the three month and six month periods were due mainly to increased legal expenses and higher payroll related expenses.

     Interest expense, net of interest income, was $218,000 during the three months ended March 31, 1998 compared to $84,000 during the second quarter of fiscal 1997 and $371,000 for the six month period ending March 31, 1998 compared to $167,000 for the same period of fiscal 1997. These increases were mainly due to increased debt to Kanematsu for the purchase of wafer fabrication equipment for Quality Semiconductor Australia ("QSA") and, interest on the redeemable preference shares issued as part of the consideration for the purchase of QSA.

     The Company has not recognized a tax benefit for its operating losses incurred during the six months ended March 31, 1998. The provision for income taxes recognized for the three months ended March 31, 1998, represents the reversal of the tax benefit recognized in the Company's first quarter of fiscal 1998. Recognition of the tax benefit of the losses is depenent upon the Company generating sufficient earnings.

  Liquidity and Capital Resources

     During the first six months ended March 31, 1998 the Company used $3.5 million in cash for financing activities compared to $2.4 million generated in financing activities during the first six months of fiscal 1997. The increase in cash used for financing activities was mainly due to the final payment of preference shares in connection with the purchase of the wafer fabrication facility in Australia. Cash provided by financing activities of $2.4 million in the first six months of fiscal 1997 was mainly generated from the receipt of $2.9 million from the completion of the private placement in December 1996. Cash used in investing activities during the first six months of fiscal 1998 totaled $1.1 million compared to $3.2 million in the first six months of fiscal 1997. The former reflected mainly the purchase of property and equipment of $3.5 million offset by the sale of investments of $2.2 million.

     The Company generated cash from operations and approximately $800,000, and also borrowed $1.4 million against its $5.0 million unsecured line of credit to meet capital equipment and other requirements. The Company is currently out of compliance with certain loan covenants of this $5.0 million unsecured line of credit, but it expects to receive a waiver with respect to such covenants. In April 1998 the Company subsequently repaid the entire balance of $1.4 million which was outstanding under the line of credit. If the Company is unable to secure a waiver of such covenants or generate sufficient cash from operations through fiscal 1998, the Company may need to seek additional capital from external sources. There can be no assurance, however, that the Company will be able to secure such additional capital or that the terms of such additional financing will be comparable to the Company's current financing terms. In such events the Company may be required to reduce its capital expenditure plans or operations and its financial condition and results of operations could be materially adversely affected.

FACTORS THAT MAY AFFECT RESULTS

     Factors Affecting Annual and Quarterly Operating Results

     The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues and profitability, including, among others, factors pertaining to (i) competition, such as competitive pressures on average selling prices of the Company's products and the introduction of new products by competitors; (ii) the current and anticipated future dependence on the Company's existing product lines; (iii) new product development, such as increased research, development and marketing expenses associated with new product introductions, the Company's ability to introduce new products and technologies on a timely basis and the amount and timing of recognition of non-recurring development revenue; (iv) manufacturing and operations, such as fluctuations in manufacturing yields, inventory management, raw materials, and production and assembly capacity; (v) the Company's operation of a wafer fabrication facility which involves significant risks typically inherent in any manufacturing endeavor, as well as additional risks associated with production yields, technical difficulties with process control, expenses associated with responding to increases in environmental pollution regulation or disposal of environmentally hazardous waste and events limiting production, such as fires or other damage, and the inability to keep production at a high level; (vi) expenses that may be incurred in obtaining, enforcing and defending claims with respect to intellectual property rights;
(vii) sales and marketing, such as loss of significant distributor, concentration of customers, and volume discounts that may be granted to significant customers; (viii) customer demand, such as market acceptance of products, the timing, cancellation or delay of customer orders and general economic conditions in the semiconductor and electronic systems industries, as well as other factors, such as risks associated with doing business abroad, retention of key personnel and management of growth and volatility in the Company's revenues and stock price.

     In addition, the semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technological change, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company, as well as emerging companies attempting to sell products to specialized markets such as those addressed by the Company. As a result, average selling prices "ASPs" in the semiconductor industry generally, and for the Company's products in particular, have decreased significantly over the life of each product. The Company expects that ASPs for its existing products will continue to decline over time and that ASPs for each new product will decline significantly over the life of the product. Declines in ASPs in the Company's products, if not offset by reductions in the cost of producing those products or by sales of new products with higher gross margins, would decrease the Company's overall gross margins, could cause a negative adjustment to the valuation of the Company's inventories and could materially and adversely affect the Company's operating results.

     At March 31, 1998, the Company's inventory was at a high level relative to its revenue for the three months ended March 31, 1998. However, management has developed a program to reduce the inventory to desired levels over the near term, and believes no loss will be incurred on its disposition. At this time, management cannot estimate a range of amounts of loss that could occur if the program is not successful.

     Dependence on QSFCT, QuickSwitch and Networking Product Lines

     A significant amount of the Company's revenues are derived from sales of interface logic devices and, in particular, products in the Company's QSFCT and QuickSwitch logic family. The Company anticipates that sales of these products will continue to comprise the bulk of the Company's revenues for the foreseeable future. The demand for such products may be sharply reduced by competition and by microprocessors or other system devices that increasingly include interface logic. Because of the Company's dependence on sales of these products, declines in gross margins for these products resulting from declines in ASPs or otherwise could have a material adverse effect on the Company's operating results.

     During fiscal 1997, the Company commenced shipping its advanced CMOS Fast Ethenet transceiver chips that provide high integration solutions for the adapter, repeater, switch and card bus markets, and ATM mux/demux for the ATM multiplexer and switch markets. The Company has generated a significant amount of its revenue from these products since their introduction. However, these products are in the early stages of production and test results may vary more than for products in later stages of production. There can be no assurance that production yields will meet management projections or that the performance of these products will meet actual specifications. Additionally, demand for such products may not meet the Company's expectations and average selling prices and demand for such products may decline as competition and availability increase and more advanced products are introduced.

     The Company commenced shipping these units to its customers with their approval prior to the completion of qualification during fiscal 1997. Management has made estimates on future returns of these products and provided necessary reserves. However, these estimates could change and the actual return rate could be higher. The Company completed the qualification process during the quarter ended March 31, 1998 and the Company believes the performance of these products meet specifications, however there is no assurance that customers will not cancel existing orders. In addition, functionality and demand for such products may not meet the Company's or customers expectations, and the demand and pricing for such products will decline as competition and availability increase and more advanced products are introduced.

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

     Risk Associated with Operating Australian Fabrication Facility

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


     Dependence on Fabrication, Assembly and Test Subcontractors

     A substantial amount of the wafers for the Company's semiconductor products are fabricated by Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") and a limited number of wafers are manufactured by Ricoh Corporation ("Ricoh"). The Company's reliance on its suppliers to fabricate its wafers at their production facilities in Japan and Taiwan involves significant risks, including reduced control over delivery schedules, potential lack of adequate capacity, technical difficulties and events limiting production, such as fires or other damage to production facilities. The Company has from time to time experienced significant delays in receiving fabricated wafers from these suppliers, and there can be no assurance that the Company will not experience similar or more severe delays from its suppliers in the future. Any inability or unwillingness of the Company's fabrication providers to provide adequate quantities of finished wafers to meet the Company's needs could delay shipments and have a material adverse effect on the Company's operating results. The Company's reliance on third-party wafer fabrication suppliers also increases the length of the development cycle for the Company's products, which may provide time to market advantages to competitors that have in-house fabrication capacity. The Company also depends upon its fabrication suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could adversely affect the Company's development and introduction of new products. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, using superior process technologies at the same geometries or manufacturing products at smaller geometries, could manufacture and sell competitive, higher performance products at a lower price. The introduction of such products by competitors could materially and adversely affect the Company's operating results.

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

     Risks of International Purchases and Sales

     The Company purchases a significant amount of its semiconductor wafers and substantially all of its assembly services from foreign suppliers. In addition, sales outside of North America historically have been substantial. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, reduced protection for intellectual property rights, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located.

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

     Year 2000 Compliance

     The Company is currently evaluating the software and computer systems it uses in order to ensure compliance with Year 2000 issues. This evaluation, and any corrective actions required, is estimated to be completed no later than December 31, 1998. The Company does not expect to encounter significant problems or expect that material expenditures will be required to comply with Year 2000 issues. These expectations are based primarily on the fact that the Company purchases all business software from third party vendors.

     Specific actions to be taken include: reviewing all software used and assessing the vendors' plans to comply with Year 2000; testing of all hardware to ensure its ability to recognize dates after 1999; and contacting significant suppliers to determine their ability to comply with Year 2000.

     The expectations of the findings of this project and the date on which the Company believes it will be completed are based on management's best estimates. However, there can be no guarantee that these expectations will be achieved and actual results could differ materially.

     Semiconductor Economic Conditions

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

PART II    OTHER INFORMATION

Item 1.           Legal Proceedings - Not Applicable

Item 2.           Changes in Securities and Use of Proceeds

                           In  February  1998,  the  Board of  Directors  of the
                  Company unanimously approved the grant of a non-statutory option to purchase up to 100,000 shares of Common Stock (the "Option Shares") to Dr. David Sear in connection with Dr. Sear accepting employment as the Chief Operation Officer of the Company. The options were priced at $4.00 per share and were not granted pursuant to an established employee incentive plan. To the extent that Dr. Sear exercises any of the options without an effective Registration Statement on Form S-8 covering the Option Shares, the securities issued to Dr. Sear will be unregistered securities. The option grant was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") under Section 4(2) of the Securities Act as a transaction not involving any public offering. Dr. Sear represented his intentions to acquire the options and the Option Shares (if unregistered) for investment only and not with a view to or for sale in connection with any distribution thereof. The options are non-transferable and the Option Shares, if unregistered, shall bear appropriate legends. Dr. Sear had adequate access to information about the Company through his relationship with the Company.

Item 3            Defaults Upon Senior Securities - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders

                           The  annual  meeting  of  shareholders  was  held  on
                  February 27, 1998 at which directors were elected to serve for the ensuing year and until their successors are elected and qualified, amendments were approved to the 1995 Stock Option Plan to increase the number of shares available for issuance thereunder by 340,000 shares and to increase the number of shares of Common Stock reserved for issuance under the 1993 Employee Stock Purchase Plan by 100,000 shares, and the appointment of Ernst and Young LLP as the Company's independent auditors for the fiscal year ending September 30, 1998 was ratified.

                  The voting results were as follows:

                  Election of Directors:

                                              Votes For           Votes Withheld

                  Chun P. Chiu                5,409,813                 928,756
                  R. Paul Gupta               5,409,813                 928.759
                  Andrew J.S. Kang            5,409,913                 928,656
                  Robert L. Puette            5,409,913                 928,656
                  Masaharu Shinya             5,409,913                 928,656
                  David D. Tsang              5,409,813                 928,756

Approval of the amendment to the 1995 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 340,000 shares.

Votes For         Votes Against             Votes Abstain        Broker Non-Vote

2,078,301           1,406,236                   14,924              2,839,108

Approval of the amendment to the 1993 Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 100,000 shares.

Votes For         Votes Against             Votes Abstain        Broker Non-Vote

3,056,377             470,016                   32,649              2,779,527


Ratification of appointment of Ernst and Young LLP as Independent Auditors for fiscal year ending September 30, 1998.

Votes For         Votes Against             Votes Abstain

6,316,554               8,485                   13,530


Item 5. Other Information

     On April 22, 1998, the Company announced that Stephen H. Vonderach, 64, had been named Vice President of Finance and Chief Financial Officer. Further details on this announcement are contained in the Company's press release dated April 22, 1998 attached as an exhibit hereto and incorpoirated by reference herein.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit No. 27.1   - Financial Data Schedule, Six Months Ended
                                  March 31, 1998
             Exhibit No. 27.1.1 - Financial Data Schedule, Three Months Ended
                                  December 31, 1996
             Exhibit No. 27.1.2 - Financial Data Schedule, Six Months Ended
                                  March 31, 1997
             Exhibit No. 27.1.3 - Financial Data Schedule, Nine Months Ended
                                  June 30, 1997
             Exhibit 99 - Quality Semiconductor, Inc. Press Release dated
                          April 22, 1998

         (b) Reports on Form 8-K

             On March 25,1998 the Company filed a report on Form 8-K reporting under Item 5 thereof, regarding the financial results of the second quarter of fiscal 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Quality Semiconductor, Inc.
                                  (Registrant)



Date:    May 7, 1998                           By: /s/ R. Paul Gupta
                                                   -------------------
                                  R. Paul Gupta
                                                   Chief Executive Officer



Date:    May 7, 1998                           By: /s/ Stephen H. Vonderach
                                                   --------------------------
                              Stephen H. Vonderach
                                                   Chief Financial Officer
                                                   Chief Accounting Officer

                                                                   Exhibit 27.1

                           QUALITY SEMICONDUCTOR, INC.

                             Financial Data Schedule
                      (In thousands, except per share data)
                                   (Unaudited)

Fiscal Year End  September 30, 1998
Period Beginning October 1, 1997
Period Ending March 31, 1998

Cash and cash items                                                      $5,638

etable securities                                                         1,500

Notes and accounts receivable - trade                                     9,089

Allowances for doubtful accounts                                           (519)

Inventory                                                                17,305

Total current assets                                                     39,481

Property, plant and equipment                                            40,080

Accumulated depreciation                                                (19,582)

Total assets                                                             63,643

Total current liabilities                                                16,127

Bonds, mortgages and similar debt                                             0

Preferred stock - mandatory redemption                                        0

Preferred Stock - non-mandatory redemption                                    0

Common Stock                                                                  7

Other Stockholders' Equity                                               40,102

Total liabilities and stockholders' equity                               63,643

Net sales of tangible products                                           34,630

Total revenue                                                            34,630

Cost of tangible goods sold                                              24,596

Total costs and expenses applicable to sales and revenue                 12,929

Other costs and expenses                                                      0

Provision for doubtful accounts and notes                                     0

Interest and amortization of debt discount                                 (371)

Income before taxes                                                      (3,266)

Income tax expense                                                            0

Income/loss continuing operations                                        (3,266)

Discontinued operations                                                       0

Extraordinary items                                                           0

Cumulative effect-changes in accounting principles                            0

Net income or loss                                                       (3,266)

Earnings per share -basic                                                 (0.31)

Earnings per share - diluted                                              (0.31)

                           QUALITY SEMICONDUCTOR, INC.           Exhibit 27.1.1

                             Financial Data Schedule
                      (In thousands, except per share data)


Fiscal Year End  September 30, 1997
Period Beginning October 1, 1996
Period Ending December 31, 1996

Cash and cash items                                                      $6,890

Marketable securities                                                     2,010

Notes and accounts receivable - trade                                     7,916

Allowances for doubtful accounts                                           (257)

Inventory                                                                14,601

Total current assets                                                     34,496

Property, plant and equipment                                            32,931

Accumulated depreciation                                                (12,672)

Total assets                                                             57,634

Total current liabilities                                                13,449

Bonds, mortgages and similar debt                                             0

Preferred stock - mandatory redemption                                    4,213

Preferred Stock - non-mandatory redemption                                    0

Common Stock                                                                  6

Other Stockholders' Equity                                               31,169

Total liabilities and stockholders' equity                               57,634

Net sales of tangible products                                           12,345

Total revenue                                                            12,345

Cost of tangible goods sold                                               7,238

Total costs and expenses applicable to sales and revenue                 12,061

Other costs and expenses                                                    (83)

Provision for doubtful accounts and notes                                     0

Interest and amortization of debt discount                                    0

Income before taxes                                                         201

Income tax expense                                                           70

Income/loss continuing operations                                           131

Discontinued operations                                                       0

Extraordinary items                                                           0

Cumulative effect-changes in accounting principles                            0

Net income or loss                                                          131

Earnings per share - basic                                                 0.02

Earnings per share - diluted                                               0.02

                           QUALITY SEMICONDUCTOR, INC.           Exhibit 27.1.2

                             Financial Data Schedule
                      (In thousands, except per share data)
                                   (Unaudited)

Fiscal Year End  September 30, 1997
Period Beginning October 1, 1996
Period Ending March 31, 1997

Cash and cash items                                                      $5,210

Marketable securities                                                     3,840

Notes and accounts receivable - trade                                    11,348

Allowances for doubtful accounts                                           (127)

Inventory                                                                13,544

Total current assets                                                     36,581

Property, plant and equipment                                            11,221

Accumulated depreciation                                                (14,011)

Total assets                                                             59,710

Total current liabilities                                                18,991

Bonds, mortgages and similar debt                                             0

Preferred stock - mandatory redemption                                    7,150

Preferred Stock - non-mandatory redemption                                    0

Common Stock                                                                  6

Other Stockholders' Equity                                               34,030

Total liabilities and stockholders' equity                               59,710

Net sales of tangible products                                           25,647

Total revenue                                                            25,647

Cost of tangible goods sold                                              14,927

Total costs and expenses applicable to sales and revenue                 24,707

Other costs and expenses                                                      0

Provision for doubtful accounts and notes                                 4,000

Interest and amortization of debt discount                                 (167)

Income before taxes                                                         773

Income tax expense                                                          270

Income/loss continuing operations                                           503

Discontinued operations                                                       0

Extraordinary items                                                           0

Cumulative effect-changes in accounting principles                            0

Net income or loss                                                          503

Earnings per share - basic                                                 0.09

Earnings per share - diluted                                               0.08

                           QUALITY SEMICONDUCTOR, INC.           Exhibit 27.1.3

                             Financial Data Schedule
                      (In thousands, except per share data)
                                   (Unaudited)

Fiscal Year End  September 30, 1997
Period Beginning October 1, 1996
Period Ending June 30, 1997

Cash and cash items                                                      10,173

Marketable securities                                                     4,267

Notes and accounts receivable - trade                                    14,839

Allowances for doubtful accounts                                           (136)

Inventory                                                                15,671

Total current assets                                                     48,562

Property, plant and equipment                                            35,653

Accumulated depreciation                                                (15,011)

Total assets                                                             71,686

Total current liabilities                                                20,992

Bonds, mortgages and similar debt                                             0

Preferred stock - mandatory redemption                                    7,232

Preferred Stock - non-mandatory redemption                                    0

Common Stock                                                                  7

Other Stockholders' Equity                                               44,202

Total liabilities and stockholders' equity                               71,686

Net sales of tangible products                                           42,189

Total revenue                                                            42,189

Cost of tangible goods sold                                              24,414

Total costs and expenses applicable to sales and revenue                 24,414

Other costs and expenses                                                 15,369

Provision for doubtful accounts and notes                                    10

Interest and amortization of debt discount                                 (268)

Income before taxes                                                       2,138

Income tax expense                                                          748

Income/loss continuing operations                                         1,390

Discontinued operations                                                       0

Extraordinary items                                                           0

Cumulative effect-changes in accounting principles                            0

Net income or loss                                                        1,390

Earnings per share - basic                                                 0.23

Earnings per share - diluted                                               0.21





                                                                     Exhibit 99


                       FOR:               QUALITY SEMICONDUCTOR, INC.

                       APPROVED BY:       R. Paul Gupta
                      President and Chief Executive Officer
                           Quality Semiconductor, Inc.
                                 (408) 450-8000

                       CONTACTS:           Morgen-Walke Associates, Inc.
                       Carolyn Bass, Jim Byers, Doug Sherk
                                           (415) 296-7383
                      Sandra Badurina, Deborah Szajngarten
                                  (212) 850-560

FOR IMMEDIATE RELEASE

               QUALITY SEMICONDUCTOR NAMES CHIEF FINANCIAL OFFICER

SANTA CLARA, CA -- (April 22, 1998) -- Quality Semiconductor, Inc. (Nasdaq:QUAL) today announced that Stephen H. Vonderach, 64, has been named Vice President of Finance and Chief Financial Officer.

     Mr. Vonderach was previously Chief Financial Officer of iX Micro, a private company and a leading provider of high-end Macintosh graphics and designer of GUI chips. He also previously served as Vice President of Finance and Chief Financial Officer of Quality Semiconductor from July, 1993 to March, 1997.

     Mr. Vonderach brings extensive financial experience gained during his 32 year career in the semiconductor industry. Prior to serving at iX Micro and Quality Semiconductor, he was Vice President of Finance and Treasurer at Appian Technology Inc., a manufacturer and marketer of Very-Large-Scale-Integrated
(VLSI) circuits. Appian was formerly known as ZyMOS Corporation. In addition, Mr. Vonderach served as Manager, Budgets and Planning at National Semiconductor Corporation (NYSE:NSM). He has also held senior management positions at Verbatim Corporation, Monsanto Company (NYSE:MTC) and American Microsystems, Inc.

     Mr. Vonderach has an M.B.A. from Pepperdine University School of Business Management and was Charter President of the Silicon Valley Chapter of the National Association of Accountants.

     "Steve brings years of solid experience and success in all aspects of finance, as well extensive knowledge of Quality Semiconductor," stated R. Paul Gupta, the Company's President and Chief Executive Officer. "We believe his experience within the semiconductor industry and his prior history with the Company will be of tremendous benefit to Quality as we pursue our objectives in the coming year."

     Quality   Semiconductor,   Inc.   (QSI)   designs,   develops  and  markets
high-performance logic and networking semiconductor products. The company targets systems manufacturers principally in the networking, personal computer and workstation markets. The company's logic products include the 3.3-volt and 5-volt QSFCT families of high-speed, low-noise interface logic devices, the QuickSwitch family of high-speed, low-resistance bus switches, a family of low-skew clock management products, a family of analog switch devices, and new JTAG products designed to allow board-level testing of complex products. QSI's networking products include two Fast Ethernet CMOS transceivers that provide high integration solutions for the adapter, repeater, switch and card bus markets.