Form 10-Q
period 1998-06-30
QUALITY SEMICONDUCTOR INC
filed 1998-08-12
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

-------
X       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
-------
        OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998

-------
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-------
        OF THE SECURITIES EXCHANGE ACT OF 1934


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

Yes X    No
     The number of outstanding shares of the Registrant's Common Stock as of June 30, 1998 was 7,419,322.

                           Quality Semiconductor, Inc.


                  Form 10-Q for the Quarter Ended June 30, 1998


                                      INDEX



PART I. FINANCIAL INFORMATION                                          Page

Item 1  Condensed Consolidated Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1998
        and September 30, 1997                                           3

        Condensed Consolidated Statements of Operations for the
        three months and nine months ended June 30, 1998 and
        June 30, 1997                                                    4

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended June 30, 1998 and June 30, 1997                5

        Notes to Condensed Consolidated Financial Statements             6

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operation                               8


PART II OTHER INFORMATION



Item 6  Exhibits and Reports on Form 8-K                                15

        Signatures                                                      16

                          PART I. FINANCIAL INFORMATION

                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)

                                                         June 30,  September 30,
                                                           1998      1997 (1)
                                                        ---------  -------------
                                                               (Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents ................................. $  5,940   $  9,403
Short-term investments ....................................     --        3,656
Accounts and other receivables, net .......................    6,128      8,748
Inventories ...............................................   12,527     17,689
Other current assets ......................................    5,998      5,327
                                                            --------   --------
       Total current assets ...............................   30,593     44,823
Property and equipment, net ...............................   22,384     22,859
Goodwill and other assets .................................    1,419      2,150
                                                            --------   --------
       Total assets ....................................... $ 54,396   $ 69,832
                                                            ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
    Accounts payable ...................................... $  4,934   $  5,711
    Accrued liabilities ...................................    3,626      2,676
    Deferred income on shipments to distributors ..........    2,302      2,995
    Redeemable preference shares of subsidiary ............     --        3,982
    Line of credit ........................................      229       --
    Current portion of long-term leases ...................      431       --
Notes payable to related party due within one year ........    2,434      1,684
                                                            --------   --------
       Total current liabilities ..........................   13,956     17,048
Long-term lease obligation ................................    1,058       --
Notes payable to related party ............................    4,808      7,202
Deferred tax liabilities ..................................    1,613      1,945
Shareholders' equity:
     Preferred stock, $.001 par value: Authorized
          1,000; Issued and outstanding - none ............     --         --
     Common stock, $.001 par value, Authorized -
     30,000, Issued and outstanding 7,419
     and 7,393 ............................................        7          7
     Additional paid-in-capital ...........................   41,648     41,600
     Retained earnings (accumulated deficit) ..............   (8,674)     2,221
     Deferred compensation ................................      (20)      (191)
                                                            --------   --------
          Total shareholders' equity ......................   32,961     43,637
                                                            --------   --------
          Total liabilities and shareholders' equity .....$   54,396   $ 69,832
                                                            ========   ========


See accompanying notes  to condensed consolidated financial statements.
     (1) The information in this column was derived from the Company's audited financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                      (In thousands, except per share data)




                                                          Three months ended       Nine months ended
                                                              June 30,                   June 30,
                                                          --------------------    --------------------

                                                            1998        1997        1998        1997
                                                          --------    --------    --------    --------

Net revenues ...........................................  $ 14,015    $ 16,542    $ 48,645    $ 42,189

Cost of revenues .......................................     9,606       9,487      34,202      24,414
Inventory write-downs ..................................     3,500        --         3,500        --
                                                          --------    --------    --------    --------
Gross margin ...........................................       909       7,055      10,943      17,775

Operating expenses:
  Research and development .............................     2,517       2,325       7,953       6,539
  Sales and marketing ..................................     2,375       2,119       7,161       5,803
  General and administrative ...........................     1,278       1,145       3,985       3,027
                                                          --------    --------    --------    --------
           Total operating expenses ....................     6,170       5,589      19,099      15,369
                                                          --------    --------    --------    --------
Operating income (loss) ................................    (5,261)      1,466      (8,156)      2,406
Interest income (expense), net .........................      (146)       (101)       (517)       (268)
                                                          --------    --------    --------    --------
Income (loss) before provision for income taxes ........    (5,407)      1,365      (8,673)      2,138
Provision for income taxes .............................      --           478        --           748
                                                          --------    --------    --------    --------
Net income (loss) ......................................  ($ 5,407)   $    887    ($ 8,673)   $  1,390
                                                          ========    ========    ========    ========


Net income (loss) per share - Basic ....................  ($  0.73)   $   0.14    ($  1.17)   $   0.23
                                                          ========    ========    ========    ========

Net income (loss) per share - Diluted ..................  ($  0.73)   $   0.13    ($  1.17)   $   0.21
                                                          ========    ========    ========    ========

Shares used in computing net income (loss)
  per share - Basic ....................................     7,419       6,461       7,403       6,041
                                                          ========    ========    ========    ========

Shares used in computing net income (loss)
  per share - Diluted ..................................     7,419       7,096       7,403       6,632
                                                          ========    ========    ========    ========







See accompanying notes to condensed consolidated financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Nine months ended
                                                                  June 30,
                                                           ---------------------
                                                            1998          1997
                                                           ----------  ---------
Operating activities
Net income (loss) ..................................       $ (8,673) $    1,390
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation and amortization ..................          4,874       4,074
    Accretion on preference shares .................             48         239
    Deferred income taxes ..........................           (332)        (39)
    Deferred compensation amortization .............            171         172

    Changes in operating assets and liabilities ....          7,656      (7,327)
                                                           --------    --------
Net cash provided by (used in) operating activities           3,744      (1,491)


Investing activities
Capital expenditures ...............................         (3,593)     (2,830)
Sales of short-term investments, net ...............          3,656      (1,864)
Goodwill and other assets ..........................            437          48
Repurchase of common stock .........................           (156)       (229)
                                                           --------    --------
Net cash provided by (used in) investing activities             344      (4,875)
                                                           --------    --------

Financing activities
Principal payments on long-term debt ...............         (1,555)       (822)
Proceeds from line of credit .......................            229        --
Payment of preference shares ........................         (6,431)      --
Proceeds from issuance of stock, net of offering
    costs ..........................................            206       9,581
Proceeds from  issuance of stock, net of issuance
    costs ..........................................           --          --
                                                           --------    --------
Net cash provided by (used in) financing activities          (7,707)     11,609
                                                           --------    --------
                                                                         (7,551)
Net increase (decrease) in cash and cash equivalents         (3,463)      5,243
Cash and cash equivalents at beginning of period ...          9,403       4,930
                                                           --------    --------
Cash and cash equivalents at end of period .........       $  5,940    $ 10,173
                                                           ========    ========

Supplemental   disclosures  of  significant  non-cash  investing  and  financing activities:

Conversion of promissory notes into common stock ....          --      $  3,000
Acquisition of property and equipment for
   issuance of long term debt .......................          --      $  2,984
Purchase of equipment under capital lease obligations      $  1,400        --


See accompanying notes to condensed consolidated  financial statements.

 QUALITY SEMICONDUCTOR, INC.
                           QUALITY SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Note 1. Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial information included therein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quality Semiconductor Australia, Pty., Ltd. (QSA). Intercompany accounts and transactions have been eliminated in consolidation. The Company has recorded a currency translation adjustment included in retained earnings. This adjustment has been allocated in the Statement of Cash Flows to the items to which it relates. This financial data should be read in conjunction with the Company's September 30, 1997 annual financial statements.

     The Company's fiscal quarters end on the last Sunday of each calendar quarter. For convenience, the accompanying financial statements have been shown as ending on the last day of the calendar month.

     The results of operations for the nine months ended June 30, 1998 may not necessarily be indicative of the results for the fiscal year ending September 30, 1998.

Note 2. Inventories

Inventories consisted of (in thousands):

                                         June 30,               September 30,
                                           1998                     1997
                                     ----------------         ----------------
Raw Materials                                  $4,505                   $5,421
Work-in-process                                 2,163                    3,770
Finished goods                                  5,859                    8,498
                                     ----------------         ----------------
                                              $12,527                  $17,689
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

     At June 30, 1998, inventory of one of the Company's products was at a high level relative to its revenue for the three months ended June 30, 1998 and the Company wrote this inventory down by $ 3.5 million. However, management has developed a program to further reduce the inventory to desired levels over the near term, and believes no additional loss will be incurred on its disposition. At this time, management cannot estimate a range of amounts of loss that could occur if the program is not successful.

Note 3. Net Income (Loss) Per Share

     The following table sets forth the computation of basic and diluted net income (loss) per share.

                                               Three months ended    Nine months ended
                                                     June 30,              June 30,
                                                 1998       1997     1998     1997

Numerator - Net Income (loss) .............    ($5,407)   $   887   ($8,673)  $1,390

Denominator for Basic net income (loss) per
  share - Weighted average shares .........      7,419      6,461     7,403    6,041

Effect of dilutive securities - ...........       --          --        --       --
  employee stock options and warrants .....       --          635       --       591
Denominator for diluted net income (loss)
  per share ...............................      7,419      7,096     7,403    6,632
                                                =======    =======   ======   ======

Basic net income (loss) per share .........     ($ 0.73)   $  0.14   ($1.17)  $ 0.23
                                                =======    =======   ======   ======

Diluted earnings (loss) per share .........     ($ 0.73)   $  0.13   ($1.17)  $ 0.21
                                                =======    =======   ======   ======

Note 4.  Income Taxes

     The Company has not recognized a tax benefit for its operating losses incurred during the nine months ended June 30, 1998. Recognition of the tax benefit of the losses is dependent upon the Company generating sufficient earnings.

Note 5.  Impact of Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its fiscal year 1999.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. Management has not yet evaluated the effects of this change on its reporting of segment information. The Company will adopt SFAS No. 131 in its fiscal year 1999

                           QUALITY SEMICONDUCTOR, INC.


ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Finacial Conditions and Results of Operations contained in the Company's 10-K filed with the Securities and Exchange Commission on December 19, 1997 and subsequent filings with the Securities and Exchange Commission.

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Results of Operations

     Net revenues for the quarter ended June 30, 1998 decreased 15% from the corresponding period in the prior fiscal year. Net revenues for the nine months ended June 30, 1998 increased 15% from the same period in fiscal 1997. The decrease in net revenues for the three months ended June 30, 1998 as compared to the same quarter a year ago was mainly the result of a decline in networking product revenue and lower revenues in the Far East. The increase for the nine months ended June 30, 1998 over the nine month period last year was due to an increase in sales of proprietary networking, QuickSwitch and clock management products, partially offset by lower average selling prices. As is typical in the semiconductor industry, the average selling prices of the Company's products generally decline over the lives of such products. To maintain or increase revenues, therefore, the Company must introduce and sell new products at higher prices and increase unit sales of existing products, primarily through reducing prices in conjunction with cost reduction programs. There can be no assurance, however, that the Company will be successful in these efforts, that the demand for semiconductor products will continue at present levels or that the Company will be able to sustain its current market share or historic rate of revenue growth.

     Gross margin before the charge for inventory write-down was 31% of net revenues in the third quarter of fiscal 1998 as compared to 43% in the third quarter of fiscal 1997. The lower margins were principally due to changes in product mix and lower average selling prices which were offset in part by the sale of higher margin clock management products. In the third quarter of fiscal year 1998 the Company wrote down inventory relating to networking products by $3.5 million. This write-down was primarily the result of intense competition and a shifting of the market from single PHY to quad PHY, which the Company does not currently offer. This shift began in 1997 when the Company was shipping its single PHY product at record levels and had to make commitments for wafers to its fab. These factors combined to create the excess inventory. Higher than expected testing costs and related lower than expected yields for the Company's networking products also contributed to the lower margins. The gross margin for the nine months ended June 30, 1998, before the charge for inventory write-down, was 30% compared to 42% for the nine months ended June 30, 1997. This decrease also reflected the same factors affecting the decrease in margins for the third quarter of fiscal 1998 from the third quarter of fiscal 1997. The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, and competitive pressures on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can also vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods.

     Research and development expenses increased 8% for the three months June 30, 1998 over the same period ending June 30, 1997. This increase was due primarily to the increase in product and process development. Research and development expenses increased 22% for the nine months ended June 30, 1998 over the same period ending June 30, 1997. This increase also reflected the increase in product and process development. The Company's research and development expenses may vary as a percentage of net revenues in future periods. The Company believes that the continued development of its process technology and new products and its continued investment in research and development are needed to maintain a competitive technological position in the industry.

     Sales and marketing expenses increased 12% for the third quarter of fiscal 1998 over the same period of fiscal 1997. This increase was mainly due to increased payroll expenses and marketing communications expense. Sales and marketing expenses increased 23% for the nine months ended June 30, 1998 as compared to the nine months ended June 30, 1997. The increase in selling expenses for the nine month period was mainly due to increased sales commissions as a result of higher revenues and increased marketing communications expense. The Company believes that expenses for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses may vary as a percentage of net revenues in future periods.

     General and administrative expenses increased 12% for the third quarter of fiscal 1998 over the third quarter of fiscal 1997 and 32% for the nine month period ended June 30, 1998 over the same period of a year ago. The increase for the three month period was due mainly to higher payroll related expenses while the increase for the nine month period relected increased legal expenses as well as higher payroll related expenses.

     Interest expense, net of interest income, was $146,000 during the three months ended June 30, 1998 compared to $101,000 during the second quarter of fiscal 1997. Net interest expense was $517,000 for the nine month period ending June 30, 1998 compared to $268,000 for the same period of fiscal 1997. These increases were mainly due to increased debt to Kanematsu Semiconductor Corp. for the purchase of wafer fabrication equipment for Quality Semiconductor Australia, Pty. Ltd. ("QSA") and, interest on the redeemable preference shares issued as part of the consideration for the purchase of QSA.

     The Company has not recognized a tax benefit for its operating losses incurred during the nine months ended June 30, 1998. Recognition of the tax benefit of the losses is dependent upon the Company generating sufficient earnings.

     Liquidity and Capital Resources

     During the nine months ended June 30, 1998 the Company used $7.6 million in cash for financing activities due mainly to the final payment of preference shares in connection with the purchase of the wafer fabrication facility in Australia. This compares to $11.6 million generated in financing activities during the first nine months of fiscal 1997, which was mainly generated from the receipt of $9.2 million from the completion of a private placement in May 1997 and the receipt of $2.9 million from issuance of notes payable which were subsequently converted to common stock. The $229,000 outstanding loan is related to the Company's Australian subsidiary. Cash provided by investing activities during the first nine months of fiscal 1998 totaled $344,000 compared to cash used of $4.9 million in the first nine months of fiscal 1997. The latter reflected mainly the purchase of property and equipment for $2.8 million and $1.9 million for short-term investments. The increase in cash provided by operating activities was mainly due to the change in operating assets and liabilities which provided $7.7 million in cash for the nine months of fiscal 1998 compared to the use of $7.3 million of cash from the change in operating activities for the nine months of fiscal 1997.

     The Company's principal sources of funds for operations and capital expenditures include cash balances and cash flow from operations. The Company's line of credit expired in May 1998, however, it expects to negotiate a new line of credit. The Company generated cash from operations of approximately $3.7 million during the nine month period ended June 30, 1998. This compares to $1.5 million of cash used during the nine months ended June 30, 1997. If the Company invests in the buildup of new product inventory or is unable to negotiate a new line of credit or generate sufficient cash from operations through fiscal 1998, the Company may need to seek additional capital from external sources. There can be no assurance, however, that the Company will be able to secure such additional capital or that the terms of such additional financing will be favorable to the Company. In such events the Company may be required to reduce its capital expenditure plans or operations and its financial condition and results of operations could be materially adversely affected.


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

     At June 30, 1998, inventory of one of the Company's products was at a high level relative to its revenue for the three months ended June 30, 1998 and the Company wrote this inventory down by $3.5 million. However, management is following a program to further reduce the inventory to desired levels over the near term, and believes no additional loss will be incurred on its disposition. At this time, management cannot estimate a range of amounts of loss that could occur if the program is not successful.

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

     During fiscal 1997, the Company commenced shipping its advanced CMOS Fast Ethenet transceiver chips that provide high integration solutions for the adapter, repeater, switch and card bus markets, and ATM mux/demux for the ATM multiplexer and switch markets. The Company has generated a significant amount of its revenue from these products since their introduction, however, these products have met with intense competition. Additionally, demand for such products has not met the Company's expectations and average selling prices and demand for such products have declined as competition and availability have increased and more advanced products are introduced.

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

     Dependence on New Products

     The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. Among other things, the introduction of new products requires significant investments by the Company to cover the cost of prototype testing, mask making and initial inventory building, which can impact the Company's liquidity and capital resources and require the Company to seek additional external financing. The failure of the Company to obtain such financing or to timely complete and introduce new products at competitive price/performance levels could materially and adversely affect the Company's operating results. New products are generally incorporated into a customer's product or system at the design stage. However, design wins, which can often require significant expenditures by the Company, may precede the generation of volume sales, if any, by a year or more. No assurance can be given that the Company will achieve design wins or that any design win will result in significant future revenues.

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


     Dependence on Fabrication, Assembly and Test Subcontractors

     The Company has completed the transfer of all wafers with the exception of those fabricated by Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC") to its wafer fabricaton facility in Australia. The Company's reliance on TSMC to fabricate its wafers at its production facilities in Taiwan involves significant risks, including reduced control over delivery schedules, potential lack of adequate capacity, technical difficulties and events limiting production, such as fires or other damage to production facilities. The Company has from time to time experienced significant delays in receiving fabricated wafers from its suppliers, and there can be no assurance that the Company will not experience similar or more severe delays from its suppliers in the future. Any inability or unwillingness of the Company's fabrication providers to provide adequate quantities of finished wafers to meet the Company's needs could delay shipments and have a material adverse effect on the Company's operating results. The Company's reliance on third-party wafer fabrication suppliers also increases the length of the development cycle for the Company's products, which may provide time to market advantages to competitors that have in-house fabrication capacity. The Company also depends upon its fabrication suppliers to participate in process improvement efforts, such as the transition to finer geometries, and any inability or unwillingness of such suppliers to do so could adversely affect the Company's development and introduction of new products. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, using superior process technologies at the same geometries or manufacturing products at smaller geometries, could manufacture and sell competitive, higher performance products at a lower price. The introduction of such products by competitors could materially and adversely affect the Company's operating results.

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

         Risks of International Purchases and Sales

     The Company purchases a significant amount of its semiconductor wafers and substantially all of its assembly services from foreign suppliers. In addition, sales outside of North America historically have been substantial. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, reduced protection for intellectual property rights, political unrest, disruptions or delays and shipments and changes in economic conditions in countries in which the Company's manufacturing and test assembly sources are located and the Company's products are sold. For example, due to the recent uncertainties in the Asian capital markets and slowed growth in certain Asian economies, the Company's revenues in Asia declined from 33% of the Company's total revenues in the third quarter of fiscal year 1997 to 16% of total revenues in the third quarter of fiscal year 1998. These international factor scould have a material adverse effect on future sources and buyers of the Company's products and, consequently the Company's business, operating results and financial conditions.

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

     Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digits entries to distinguish 21st Century dates from 20th century dates. Therefore, any of such computer systems and software products that recognize a date code field of "00" as the year 1900 rather than the year 2000 could result in errors or system failures. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to make such systems, equipment and software Year 2000 compliant. The Company has not completed its assessment of its internal computer systems, equipment or software to determine the extent to which such systems are not Year 2000 compliant, but the Company has determined to date that certain of the Company's internal computer systems may not be Year 2000 compliant, and that the Company uses third-party equipment and software that may not be Year 2000 compliant. Failure of the Company's internal computer systems or of such third-party equipment or software of systems maintained by the Company's suppliers, to operate properly without regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverese effect on the Company's business, operating results and financial condition. Futhermore, the purchasing patterns of of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Volatility of the Company's Stock Price

         The Company's earnings and stock price have been and may continue to be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The Company may not learn of, or be able to confirm revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of the Company's revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning the Company or its competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of the Company's stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions. The Company's stock price is also subject to potentially large volatility due to the very low trading volumes of the Company's stock on most days since the initial public offering of the Company's stock on November 17, 1994. In addition, this low trading volume may continue and could affect the ability of shareholders to sell their shares.

PART II    OTHER INFORMATION

Item 1.     Legal Proceedings - Not Applicable

Item 2.     Changes in Securities and Use of Proceeds - Not Applicable

Item 3.     Defaults Upon Senior Securities - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.     Other Information

     The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities and Exchange Act of 1934, as amended. As amended, Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company of a proposal at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then management would be allowed to use its discretionary voting authority when the proposal is raised at the Annual Meeting, without any discussion of the matter in the proxy statement. The proxy statement for the Company's 1998 Annual Meeting of Shareholders was mailed to shareholders on January 23, 1998. Accordingly, if a proponent does not notify the Compnany on or before December 9, 1998 of a proposal for the 1999 Annual Meeting of Shareholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports
on Form 8-K

            (a)   Exhibits

                  Exhibit 27.1 - Financial Data Schedule, Nine Months Ended June 30, 1998

            (b)   Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Quality Semiconductor, Inc.
                                                   (Registrant)



Date:        August 12, 1998                  By: / s / R. Paul Gupta
                                                  R. Paul Gupta
                                                  Chief Executive Officer



Date:        August 12, 1998                  By: / s / Stephen H. Vonderach
                                                  Stephen H. Vonderach
                                                  Chief Financial Officer
                                                  Chief Accounting Officer

                                  Exhibit 27.1

                           QUALITY SEMICONDUCTOR, INC.

                             Financial Data Schedule
                      (In thousands, except per share data)
                                   (Unaudited)

Fiscal Year End   September 30, 1998
Period Beginning October 1, 1997
Period Ending June 30, 1998

Cash and cash items ....................................             $  5,940

Marketable securities ..................................                    0

Notes and accounts receivable - trade ..................                7,124

Allowances for doubtful accounts .......................                 (996)

Inventory ..............................................               12,527

Total current assets ...................................               30,593

Property, plant and equipment ..........................               43,139

Accumulated depreciation ...............................              (20,755)

Total assets ...........................................               54,396

Total current liabilities ..............................               13,956

Bonds, mortgages and similar debt ......................                    0

Preferred stock - mandatory redemption .................                    0

Preferred Stock - non-mandatory redemption .............                    0

Common Stock ...........................................                    7

Other Stockholders' Equity .............................               32,954

Total liabilities and stockholders' equity .............               54,396

Net sales of tangible products .........................               48,645

Total revenue ..........................................               48,645

Cost of tangible goods sold ............................               37,702

Total costs and expenses applicable to sales and revenue               56,801

Other costs and expenses ...............................                    0

Provision for doubtful accounts and notes ..............                    0

Interest and amortization of debt discount .............                 (517)

Income before taxes ....................................               (8,673)

Income tax expense .....................................                    0

Income/loss continuing operations ......................               (8,673)

Discontinued operations ................................                    0

Extraordinary items ....................................                    0

Cumulative effect-changes in accounting principles .....                    0

Net income or loss .....................................               (8,673)

Earnings per share -basic ..............................                (1.17)

Earnings per share - diluted ...........................                (1.17)