Form 10-K
period 1998-09-27
QUALITY SEMICONDUCTOR INC
filed 1998-12-04
CIK 869886

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 27, 1998
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

                                 TITLE OF CLASS

                         Common Stock, $.001 par value
                        Preferred Share Purchase Rights

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on November 10, 1998 was $26,930,741 based upon the closing price as reported on the Nasdaq National Market for such date. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the registrant's Common Stock as of November 10, 1998 was 7,502,690.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

INTRODUCTION

     Quality Semiconductor, Inc. ("QSI" or the "Company") and its subsidiaries (collectively called "QSI," the "Company" or the Registrant) operates predominantly in one industry segment. The Company designs, develops and markets high-performance logic, clock management and QuickSwitch(R) devices and advanced networking semiconductor products. The Company targets systems manufacturers principally in the networking, computer, workstation, and telecommunications markets. QSI's logic products include the 5-volt QSFCT and 3.3-volt LCX and LVC families of high-speed, low-noise interface devices that interconnect various elements in a microprocessor-based system, and the QuickSwitch(R) family of high-speed, low resistance bus switches, which can be used for many applications, such as facilitating the use of mixed voltages in a microprocessor-based system. QSI's networking products include two Fast Ethernet CMOS transceivers that provide high integration solutions for the adapter, repeater, switch and card bus markets and an ATM multiplexer/demultiplexer device.

     QSI was incorporated in 1988 under the laws of California. The Company's principal executive offices are located at 851 Martin Avenue, Santa Clara, California 95050-2903 and its telephone number is (408) 450-8000.

     On November 1, 1998, the Company signed a definitive agreement to merge with Integrated Device Technology, Inc. ("IDT"). Under the terms of the agreement, each issued and outstanding share of the Company's Common Stock will be exchanged for 0.6875 shares of Common Stock of IDT. The merger is planned to close during the first calendar quarter of 1999.

QSI PRODUCTS

     The Company offers a wide range of high performance logic, logic intensive specialty memory, and networking products for systems manufacturers in a variety of markets, including the networking, personal computer, workstation, peripherals, I/O subsystems, telecommunications and portable systems industries.

  High Performance Networking Products

     The Company has several networking products that provide high integration solutions for the adapter, repeater, switch and card bus markets. The Company's product development in the networking market is directed to multimedia applications and interoperability. The QS6810 Asynchronous Transfer Mode 4:1 Multiplexer/ Demultiplexer serves the Asynchronous Transfer Mode ("ATM") Switch and Transmission Market. The QS6611 10/100 TX/Fast Ethernet Symbol Transceiver and the QS6612 10/100 Base TX Ethernet MII Transceivers are the first members of a family of networking products to serve the LAN and WAN markets. See "Factors That May Affect Future Results -- Dependence on Two Existing Product Lines."

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

  Bus Interface Logic Products

     The Company offers FCT family of logic devices for the 5 volt high-performance segment of the interface logic market. Demand for these products comes primarily from bus interface applications where low propagation delays, low power consumption and space-efficient packaging are principal concerns. The Company has continued to address common system design problems with value-added new product solutions, including multiple-width logic, which satisfy the need for logic applications of more than 8-bits. The Company also offers the LCX and LCXPlus families of 3.3 volt logic products which address the need for high performance mixed 5v/3.3v supply applications.

  QuickSwitch(R) Products

     The Company's innovative QuickSwitch(R) family of products consists of high-speed switches for direct bus connection with virtually no delay (250 picoseconds, or 0.25 nanosecond), no added ground bounce, no added power dissipation, and requirement for no directional control. QuickSwitch(R) devices provide higher performance alternatives to FCT and other families of interface logic where high current drive capability is not required. In addition, they can replace traditional TTL buffers and transceivers (components that can both transmit and receive signals) to reduce overall propagation delay, noise, control complexity and power consumption. The Company has experienced growth in sales of the QuickSwitch(R) product family in the data communication, telecommunication, workstation and peripheral interface markets because of the products' signal switching and routing capabilities. QSI's current QuickSwitch(R) offering includes products designed for applications such as digital and analog switching, 5.0-to-3.3-volt conversion, signal swapping, multiplexing, and pin-for-pin replacement of standard logic components. The Company is developing new products in the QuickSwitch(R) family by incorporating features of the QuickSwitch(R) design into higher integration products, such as a series of crossbar switches and QuickScan(TM) devices for boundary scan test applications.

  Clock Management Products

     As clock speeds of microprocessors increase, previously acceptable levels of clock signal skew (timing variance of clock signals within a system) can cause fatal timing errors. QSI's product solutions for clock signal distribution are intended to enable system designers to achieve low-skew clock signal distribution, which can eliminate the need for higher-cost high-speed logic devices. The clock buffer family of products allows single or multiple clock inputs to be distributed across up to 22 output pins with guaranteed low skew. The Company's PLL (Phase-Locked-Loop) clock driver was designed to duplicate an input clock while also providing various output options. See "Factors That May Affect Future Results -- Year 2000 Compliance."

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

     A relatively small number of customers have accounted for a significant portion of the Company's net revenue in each of the past several fiscal years. In fiscal 1998 seven customers accounted for 53% of revenues compared to six customers which accounted for over 56% of net revenues in fiscal 1997 and eleven customers which accounted for over 66% of net revenues in fiscal 1996. The fiscal 1998, sales to Arrow Electronics, Inc. and Kanematsu, USA, a subsidiary of Kanematsu Semiconductor Corporation, represented 15% and 12% of total revenues, respectively. Masaharu Shinya, a director of the Company, is the President of Kanematsu Semiconductor Corporation. No other customer accounted for more than 10% of total revenue in fiscal 1998. See "Factors That May Affect Future Results -- Customer Concentration."

BACKLOG

     QSI primarily manufactures and markets standard products. Sales are generally made pursuant to purchase orders, which are frequently revised to reflect changes in customer's requirements. As of September 27, 1998, the Company's backlog was approximately $9.3 million, as compared to approximately $15.3 million at September 28, 1997. The Company's backlog includes OEM and distributor purchase orders accepted by the Company for products scheduled for shipment within the following six months. Orders constituting the Company's backlog are subject to delivery rescheduling, price renegotiation and cancellation at the option of the buyer without significant penalty. The Company's business, like that of much of the semiconductor industry, is characterized by short lead-time orders and quick delivery schedules. In addition, the Company's actual shipments depend upon the manufacturing capacity and timely delivery of the Company's wafer fabrication suppliers. Although useful for the purposes of short-term scheduling, backlog as of any particular date may not be a reliable measure of sales for any future period.

SALES AND DISTRIBUTION

     The Company markets its products primarily to systems manufacturers in North America through its distributors and independent manufacturers representatives, and internationally through foreign distributors. The Company had three principal North American distributors during fiscal 1998 -- Arrow, Nu-Horizons and Bell Industries. During the second half of fiscal 1998, the distribution agreement with Bell Industries was terminated and Future Electronics, Incorporated became a principal distributor. Domestic distributors accounted for approximately 21% of the Company's net revenues during fiscal 1998 as compared to 19% in fiscal 1997. Arrow Electronics accounted for more than half of such sales in each year. The Company defers recognition of revenue and related gross profit from sales of products to these North American distributors until after the distributors have resold these products to their customers. In addition, QSI's independent manufacturers' sales representatives in the United States and Canada generally assist the Company in achieving design wins and procuring purchase orders from systems manufacturers.

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

     Sales outside of the United States accounted for approximately 36%, 44% and 43% of net product revenues for fiscal years ended 1998, 1997, and 1996, respectively. The Company expects that export sales will continue to represent a significant portion of its product sales. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic conditions, import and export controls and changes in tax laws, tariffs and freight rates. See Note 12 to Financial Statements attached hereto for information on the amount of net product revenue attributable to the Company's geographic regions.

     The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. The Company's distributors typically offer competing products. Although the Company believes that to date it has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed the Company's allowance, particularly in connection with the introduction of new products or enhancements or existing products. In addition there can be no assurance that future sales by distributors or representatives will continue at present levels. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results. See "Factors That May Affect Future Results -- Dependence on Manufacturing Representatives and Distributors."

COMPETITION

     The Company competes in different product areas, to varying degrees, on the basis of technical innovation and performance of its products, including their speed, density, power usage, reliability, and space-saving package options, as well as on price, quality and product availability. The Company's competitive strategy is to offer high-performance, small packaged products.

     The semiconductor industry is intensely competitive and is characterized by price erosion, declining gross margins, rapid technology changes, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies, such as Integrated Device Technology, Inc., Texas Instruments Incorporated, National Semiconductor Corporation, Level One and Cypress Semiconductor Corporation, that have substantially greater financial, technical, marketing, distribution and other resources, broader product lines and longer standing relationships with customers than the Company. In addition, the Company competes with emerging companies attempting to sell products to specialized markets such as those addressed by the Company. In the event of a downturn in the market for the Company's products, companies that have broader product lines and longer standing customer relationships may be in a stronger competitive position than the Company. Competitors with greater financial resources or broader product lines also may have more resources than the Company to engage in sustained price reductions in the Company's primary markets to gain market share.

     The Company is continually in the process of designing new improved products to maintain its competitive position. Because of continual improvements in semiconductor design and processing technology, the Company believes that its future success will depend on its ability to continue to improve its products and processes and develop new technologies and products in order to remain competitive. The Company has been developing capacity for the fabrication of its products since the acquisition of a fully functional wafer fabrication facility in Australia in February 1996. Many of the Company's competitors have this capacity which may provide such companies with more reliable manufacturing capability, shorter development and manufacturing cycles and time-to-market advantages. Competitors having their own wafer fabrication facilities, or access to suppliers having such facilities, with smaller geometries or superior process technologies at the same geometries could manufacture and sell competitive, higher performance products at a lower price. Introduction of products by competitors that are manufactured with improved process technology could materially and adversely affect the Company's operating results.

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

     Historically, average selling prices ("ASPs") in the semiconductor industry have decreased over the life of the particular product. The willingness of prospective customers to design the Company's products into their products depends to a significant extent upon the ability of the Company to price its products at a level that is cost effective for such customers. If the Company is unable to reduce its costs sufficiently to offset declines in ASPs or is unable to introduce new higher performance products with higher ASPs, the Company's operating results would be materially and adversely affected. Any yield or other production problems, shortages of supply that increase the Company's manufacturing costs, or failure to reduce manufacturing costs, would have a material adverse effect on the Company's operating results.

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

MANUFACTURING

  Wafer Fabrication

     In February 1996, the Company purchased a fully functional wafer fabrication facility and product design center located in Australia. The Company receives substantially all of its wafer requirements for its logic products from this facility. After acquiring the wafer fabrication facility in 1996, the Company began to plan for the transfer of wafer production of logic products from its subcontractors to its wafer fabrication facility. This transfer was completed in fiscal year 1998. The Company believes that maintaining its own wafer fabrication capability provides a reliable source of supply of semiconductors and ability to develop new products and technology. To increase its competitive position, the Company has introduced programs to reduce manufacturing cycle time, improve yields and lower costs. See "Factors That May Affect Future Results -- Risks Associated With Operating Australian Semiconductor Fabrication Facility."

     Additionally, substantially all of the Company's more advanced, smaller geometry networking products are fabricated by Taiwan Semiconductor Manufacturing Company ("TSMC"). Furthermore, from time to time the Company purchases wafers from Ricoh Corporation ("Ricoh"). Prior to fiscal 1998, the Company utilized Seiko Instruments Inc. ("Seiko"), Ricoh and Yamaha Corporation ("Yamaha") for additional wafer capacity but no longer relies on Seiko or Yamaha for wafer fabrications. See "Factors That May Affect Future
Results -- Dependence on Fabrication, Assembly and Test Subcontractors."

  Assembly

     The Company performs circuit assembly through four main overseas subcontractors. In the assembly process, silicon wafers are cut into individual die that are then assembled into packages in accordance with procedures developed by the Company. While the timeliness and quality of product deliveries from the Company's subcontractors have been acceptable to date, there can be no assurance that difficulties will not occur in the future. Any significant disruption in adequate supplies from, or degradation in the quality of components supplied by, these subcontractors, or any other circumstance that would require the Company to qualify alternative sources of supply, could delay shipment of products and have a material adverse effect on the Company's operating results. Although the Company believes it has gained certain competitive advantages through reduced-size packaging innovations, the Company does not have exclusive rights to use such designs or related packaging methods and many of the Company's packaging designs, such as the QSOP and QVSOP packages, are currently available for products sold by the Company's competitors. Also, there can be no assurance that the Company's assembly subcontractors, who have gained significant expertise in the application of the Company's packaging designs and methods, such as QSOP, QVSOP or HQSOP, will not use such expertise in providing product assembly for the Company's competitors, which could have an adverse effect on the Company's competitive position and its results of operations.

  Test

     Following assembly, the packaged devices currently are tested and inspected by the Company's domestic test contractor or overseas assembly contractors in accordance with the Company's quality assurance program before shipment to customers. The Company recently increased its reliance on overseas testing houses for product testing. See "Factors That May Affect Future Results -- Dependence on Fabrication, Assembly and Test Subcontractors."

RESEARCH AND DEVELOPMENT

     The Company's research and development efforts are focused on the design of new networking, interface logic and clock management devices, improvements in the Company's process and design technologies, improvement of existing device performance, cost reductions in the manufacturing and assembly process and improvements in device packaging. As of September 27, 1998, the Company had 57 employees involved in research and product development activities.

     The Company's research, development and engineering expenses in the fiscal years 1998, 1997 and 1996 were approximately $10.5 million, $9.3 million and $7.0 million, respectively. The Company expects that it will continue to spend substantial funds on research and development in order to maintain its competitiveness in new product and process technology development.

     The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company's ability to secure sufficient wafer fabrication capacity, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company and independent wafer suppliers, and the Company's ability to offer such new products at competitive prices. There can be no assurance that the Company will be able to successfully identify new product opportunities and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. In addition, the Company may experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of such new products or other difficulties in achieving volume production of these new products. The failure of the Company to complete and introduce new products in a timely manner and at competitive price/performance levels would materially and adversely affect the Company's operating results. See "Factors That May Affect Future Results -- Dependence on New Products."

LICENSES, PATENTS AND TRADEMARKS

     The Company aggressively seeks the issuance of patents to protect inventions and technology which are important to its business. The Company has been awarded seven United States patents in the area of circuit design and wafer processing, with various expiration dates, none earlier than 2010. In addition, the Company has three United States patent applications pending. The Company also has six current foreign patent applications pending. The Company has one registered U.S. trademarks. The Company has also routinely protected its numerous original mask sets under the U.S. Semiconductor Chip Protection Act. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

     Notwithstanding the Company's pursuit of patent protection, the Company believes that its future success will depend primarily upon the technical expertise, creative skills and management abilities of its officers and key employees rather than on patent ownership. The Company also relies substantially on trade secrets and proprietary technology to protect its technology and manufacturing know-how, and works actively to foster continuing technological innovation to maintain and protect its competitive position. There can be no assurance that the Company's competitors will not independently develop or patent substantially equivalent or superior technologies.

     The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past the Company has received correspondence from Cypress Semiconductor, Inc., the Lemelson Medical, Education and Research Foundation, International Business Machine Corporation and Music Semiconductor, Inc. claiming that certain of the Company's products have infringed certain patents. The Company's patent counsel is reviewing the claims. There can be no assurance that such claims will not result in litigation or that other third parties will not assert claims against the Company that result in litigation. Any such litigation, whether or not determined in favor of the Company, could result in significant expense and divert the Company's attention from other matters. If any of the Company's products were found to infringe any third party patent, and such patent were determined to be valid, the third party would be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, depending on the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages, which could include treble damages for any infringement that is determined to be willful. Although QSI could seek a license to sell products determined to infringe any third party patent, there can be no assurance that a license would be available on terms acceptable to the Company, if at all. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time consuming, and there is no assurance the effort would be successful. See "Factors That May Affect Future Results -- Patents and Proprietary Rights."

SUBSIDIARY

     The Company has one wholly-owned subsidiary Quality Semiconductor Australia, Pty. Ltd. ("QSA") in Sydney, Australia. QSA has a fully operational wafer foundry business and product design center.

EMPLOYEES

     At September 27, 1998, the Company had approximately 193 full-time employees, including 25 in sales, marketing and customer support, 79 in manufacturing, assembly and testing, 57 in research and product development, and 32 in finance and administration.

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

OFFICERS AND DIRECTORS OF THE REGISTRANT

     The officers and directors of the Company and their ages as of September 27, 1998 are as follows:

             NAME                AGE                             POSITION
             ----                ---                             --------
Chun P. Chiu...................  56   Chairman of the Board of Directors and Chief Technical Officer
R. Paul Gupta..................  60   President and Chief Executive Officer
David Sear.....................  53   Executive Vice President and Chief Operating Officer
Albert Enamait.................  59   Vice President of Sales and Marketing
Edward J. Bradley, Jr..........  55   Vice President of Manufacturing Operations
Stephen H. Vonderach...........  64   Vice President of Finance, Chief Financial Officer,
                                      Chief Accounting Officer and Secretary
Andrew J. S. Kang..............  47   Director
Robert L. Puette...............  56   Director
Masaharu Shinya................  55   Director
David D. Tsang.................  56   Director

     Mr. Chiu, one of the Company's founders, has served as the Company's Chairman of the Board since its inception in 1988, Chief Executive Officer from inception until March 1996 and President from inception until June 1994. In March of 1996 he also became the Company's Chief Technical Officer. In 1980, Mr. Chiu co-founded Integrated Device Technology, Inc. ("IDT"), a semiconductor manufacturer, and served in various management positions at IDT through 1988, most recently as Director, Business Development for

Japan and Far East. Mr. Chiu also has served as a director of several privately owned companies, including Capella Micro Systems. Mr. Chiu holds an MSEE degree from Oregon State University and a BSEE degree from Waseda University, Tokyo, Japan.

     Mr. Gupta has served as Chief Executive Officer since March 1996, Chief Operating Officer from February 1993 to March 1996 and as a director of the Company since August 1995. He served as Vice President of Operations from August 1992 until June 1994. Since May 1995, Mr. Gupta has served as a director of YieldUp International Corp. From 1988 to 1992, Mr. Gupta served as President of Blackship Computers, a system integration company. Mr. Gupta holds a BSEE degree from California State University -- San Luis Obispo.

     Dr. Sear has served as Executive Vice President and Chief Operating Officer since January 1998. From January 1994 to February 1997, Dr. Sear served as President and Chief Executive Officer of Integrated Circuit Systems Inc. Dr. Sear served as President and Chief Operating Officer of Catalyst Semiconductor from December 1990 to January 1994. Dr. Sear holds a BSEE and Ph.D. degrees from the University of London, England.

     Mr. Enamait has served as the Company's Vice President of Sales and Marketing since July 1, 1996. From 1991 until 1996 Mr. Enamait was a consultant with BJE Associates, an executive training and consulting firm. From 1989 to 1991, Mr. Enamait was Director, Worldwide Sales and Standard Product Marketing for Raytheon Semiconductor, a semiconductor manufacturer.

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

     Mr. Vonderach has served as Vice President of Finance, Chief Financial Officer, Chief Accounting Officer and Secretary of the Company since April 1998. From March 1997 to March 1998 Mr. Vonderach served as Vice President and Chief Financial Officer of Ixmicro Corporation. From July 1993 to February 1997 Mr. Vonderach served as Vice President and Chief Financial Officer of the Company. Mr. Vonderach holds a BBA degree from University of Pittsburgh and an MBA from Pepperdine University.

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

     Mr. Puette has served as a director of the Company since 1992. Mr. Puette is the President and director of Centigram Corporation, a communications company. Mr. Puette was the Chairman, President and Chief Executive Officer of NetFRAME Systems, Inc., a computer company from 1995 to 1997. From 1990 to 1993, Mr. Puette served as President of Apple USA, a computer manufacturer. Prior to 1990, Mr. Puette served as a group general manager of Hewlett-Packard Company, an electronics and systems company. Mr. Puette also serves as a director of Cisco Systems, Inc., a networking company. Mr. Puette holds a BSEE degree from Northwestern University and a MSOR degree from Stanford University.

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

ITEM 2. PROPERTIES

     The Company's headquarters and research and development activities are located in Santa Clara, California, in a 50,000 square foot facility which includes approximately 3,000 square feet of facilities for the Company's test operations. In July 1997, the Company extended its current lease agreement through March 2001. The Company also leases a 41,000 square foot facility in Sydney, Australia as a result of its acquisition of the wafer fabrication facility in February 1996. Included in this facility is a class 10 wafer fabrication area of approximately 5,000 square feet, an assembly area of approximately 4,000 square feet and a test area of approximately 3,000 square feet. In addition, the Company has short-term leases for its sales offices located in Irvine, California and Framingham, Massachusetts. The Company believes that its existing facilities are adequate to meet its currently foreseeable requirements.

ITEM 3. LEGAL PROCEEDINGS

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

     Quality Semiconductor, Inc.'s common stock is listed on the Nasdaq National Market and is traded under the symbol "QUAL." The following table represents the high and low sales prices for the Company's common stock for each quarter of fiscal 1998 and 1997.

                                                              HIGH      LOW
                                                             ------    ------
1998
First Quarter..............................................  $14.75    $ 3.88
Second Quarter.............................................  $ 5.69    $ 3.75
Third Quarter..............................................  $ 4.25    $ 2.13
Fourth Quarter.............................................  $ 2.38    $ 1.50

1997
First Quarter..............................................  $ 9.25    $ 6.13
Second Quarter.............................................  $10.13    $ 7.00
Third Quarter..............................................  $11.75    $ 7.25
Fourth Quarter.............................................  $16.75    $10.38

     The Company has never paid cash dividends and has no present intention to pay cash dividends.

  Holders of Record

     As of September 30, 1998, there were 130 shareholders of record of the Company's Common Stock. Since many holders are listed under their brokerage firms' names, the actual number of shareholders is higher.

ITEM 6. SELECTED FINANCIAL DATA

                                                       YEARS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Total revenues..........................  $ 60,818    $62,691    $44,688    $46,189    $36,966
Operating income (loss).................  $(12,308)   $   720    $(3,530)   $ 6,386    $ 5,189
Interest, net...........................  $   (642)   $  (398)   $    77    $   520    $  (192)
Income (loss) before provision (benefit)
  for taxes.............................  $(12,950)   $   322    $(2,015)   $ 6,906    $ 4,997
Net income (loss).......................  $(15,334)   $   210    $(1,310)   $ 4,766    $ 3,243
Basic net income (loss) per share.......  $  (2.06)   $  0.03    $ (0.24)   $  1.00    $  2.51
Diluted net income (loss) per share.....  $  (2.06)   $  0.03    $ (0.24)   $  0.85    $  0.83
Weighted average shares outstanding
  (Basic)...............................     7,428      6,361      5,524      4,750      1,294
Weighted average shares outstanding
  (Diluted).............................     7,428      7,053      5,524      5,589      3,900
Working capital.........................  $  9,211    $27,775    $14,103    $27,379    $ 8,460
Total assets............................  $ 46,313    $69,832    $52,521    $42,779    $23,146
Long-term obligations (less current
  portion)..............................  $  5,146    $ 7,202    $ 2,840    $     5    $   493
Shareholders' equity....................  $ 26,290    $43,637    $30,345    $31,221    $11,888
Dividends...............................  $     --    $    --    $    --    $    --    $    --

                                                   FOR THE YEARS ENDED SEPTEMBER 30,
                                          ----------------------------------------------------
                                            1998       1997       1996       1995       1994
                                          --------    -------    -------    -------    -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER SHARE
  COMPUTATION
Numerator:
  Net income (loss).....................  $(15,334)   $   210    $(1,310)   $ 4,766    $ 3,243
                                          ========    =======    =======    =======    =======
Denominator:
  Weighted average number of shares
     outstanding during the period......     7,428      6,361      5,524      4,750      1,294
                                          ========    =======    =======    =======    =======
Basic net income (loss) per share.......  $  (2.06)   $  0.03    $ (0.24)   $  1.00    $  2.51
                                          ========    =======    =======    =======    =======
DILUTED NET INCOME (LOSS) PER SHARE
  COMPUTATION
Numerator:
  Net income (loss).....................  $(15,334)   $   210    $(1,310)   $ 4,766    $ 3,243
                                          ========    =======    =======    =======    =======
Denominator:
  Weighted average number of shares
     outstanding during the period......     7,428      6,361      5,524      4,750      1,294
Effect of dilutive securities:
  Stock options.........................        --        676         --        556        430
  Warrants..............................        --         16         --          3         --
  Convertible preferred stock...........        --         --         --        280      2,176
                                          --------    -------    -------    -------    -------
  Total.................................     7,428      7,053      5,524      5,589      3,900
                                          ========    =======    =======    =======    =======
Dilutive net income (loss) per share....  $  (2.06)   $  0.03    $ (0.24)   $  0.85    $  0.83
                                          ========    =======    =======    =======    =======

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Consolidated Financial Statements."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     This discussion summarizes the significant factors affecting the Company's consolidated operating results, financial condition, liquidity and cash flows during the three year period ended September 30, 1998. The following discussion should be read in conjunction with the five year summary of selected financial data and the Company's consolidated financial statements and notes thereto.

     The following table sets forth certain financial data from the Consolidated Statements of Operations as a percentage of net revenues for the periods indicated.

                                                              YEARS ENDING SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------     -----     -----
Net revenues................................................    100%      100%      100%
Cost of revenues............................................   79.5      63.9      67.6
Gross margin................................................   20.5      36.1      32.4
Operating expenses..........................................   40.8      34.9      40.3
Research and development....................................   17.2      14.8      15.7
Sales and marketing.........................................   15.3      13.3      15.6
General and administrative..................................    8.3       6.9       9.0
Total operating expenses....................................   40.8      35.0      40.3
Operating income (loss).....................................  (20.2)      1.1      (7.9)
Other income................................................     --        --       3.2
Interest, net...............................................   (1.1)     (0.6)      0.2
Income (loss) before provision (benefit) for taxes..........  (21.3)      0.5      (4.5)
Provision (benefit) for taxes...............................    3.9       0.2      (1.6)
Net income (loss)...........................................  (25.2)%     0.3%     (2.9)%

PROPOSED MERGER WITH INTEGRATED DEVICE TECHNOLOGY, INC.

     On November 1, 1998, the Company signed a definitive agreement to merge with Integrated Device Technology, Inc. ("IDT"). Under the terms of the agreement, each issued and outstanding share of the Company's Common Stock will be exchanged for 0.6875 shares of Common Stock of IDT. The merger is planned to close during the first calendar quarter of 1999.

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

     The net purchase price of the AWAM facility was $11.8 million, consisting of $5.0 million cash, $6.3 million present value of redeemable preference shares of QSA, fair value of warrants of $65,000, and acquisition costs of approximately $400,000. The allocation of the purchase price, based upon an independent valuation, consisted of $8.8 million of net tangible assets and $3.0 million of intangible assets which were related to assembled workforce, customer base, and goodwill, which are being amortized over five years. The Company had incurred approximately $505,000 of amortization expense in fiscal 1998 ($610,000 in fiscal 1997) related to the acquisition. AWA Limited was issued 1,000 redeemable preference shares of QSA at an issue price of $1,125 per share. In July 1997, the Company redeemed 426 preference shares for approximately $3.0 million. The Company redeemed the final 574 preference shares for approximately $4.0 million

(including interest charges) in January 1998. These redeemable preference shares were categorized as debt on the balance sheet and discounted to their present value. QSA's results of operations have been included in the consolidated results of operations since the date of acquisition. See Note 5 of Notes to Consolidated Financial Statements.

NET REVENUES

     Fourth quarter fiscal year 1998 revenues declined $8.3 million compared to the same period of fiscal year 1997. The decline in fourth quarter revenues was substantially attributable to poor market conditions, particularly in the Far East, intense competition and decreasing average selling prices. This quarterly decline resulted in a decline in revenues for the twelve months ended September 30, 1998 compared to the twelve months ended September 30, 1997.

     Net revenues for fiscal 1998 were $60.8 million, a decrease of 3% from net revenues in fiscal 1997. This compares with an increase of net revenues of 40% in fiscal 1997 compared to fiscal 1996. The decline in revenues from year to year was mainly the result of lower volume shipments of logic products and lower average selling prices for both logic and QuickSwitch products. These declines in revenues were partially offset by increases in revenues from year to year for networking and clock management products whose increased volumes were also adversely affected by lower average selling prices. Although networking revenues increased in fiscal year 1998 over fiscal year 1997, quarterly revenues in fiscal year 1998 declined continually from the first quarter to the fourth quarter. The increase in net revenues from fiscal 1996 to fiscal 1997 was mainly due to shipments of proprietary networking and clock management products which began shipping in fiscal 1997 and accounted for over 30% of fiscal 1997 revenues, and increased unit shipments in logic products, partially offset by lower average selling prices due mainly to intense competition, lower demand and declining ASPs. The Company expects that the average selling prices of its products generally will continue to decline over the lives of such products. Sales of networking, clock management and interface logic devices are expected to continue to account for a significant majority of revenues in the foreseeable future. To increase net revenues, the Company seeks to increase unit sales of existing products, principally by reducing prices in conjunction with cost reduction programs, and to introduce and sell new products. No assurance can be given that these efforts will be successful.

     As is common in the semiconductor industry, the Company sells a significant portion of its products through distributors. Domestic distributors accounted for approximately, 21%, 19% and 26% of the Company's net revenues during fiscal 1998, 1997 and 1996, respectively. The decrease in percentage of net revenues through distribution from fiscal 1996 to fiscal 1998 and 1997 was mainly due to a majority of the networking products being shipped direct from QSI to end users. Sales by Arrow Electronics Inc. ("Arrow") accounted for approximately 15%, 12% and 19% of net revenues during fiscal 1998, 1997 and 1996, respectively, and the remainder of domestic distributor sales were made primarily through Bell Industries and NuHorizons Electronics Corp. Recognition of sales to these distributors and the related cost of sales is deferred until such distributors resell the products to their customers. There can be no assurance that future sales by distributors will continue at the present levels. The loss of one or more distributors could have a material adverse effect on the Company's operating results.

     In fiscal 1998, sales to Arrow and Kanematsu USA, Inc. accounted for 15% and 12% of net revenues, respectively. In fiscal 1997, sales to Arrow and Kanematsu USA, Inc. accounted for 12% and 17% of net revenues, respectively, and in fiscal 1996, sales to Arrow, Kanematsu USA, Inc. and Solectron accounted for 19%, 11% and 10%, of net revenues, respectively.

     Export sales, primarily consisting of sales to countries in Europe and the Far East, constituted 35%, 42% and 38% of net revenues for fiscal 1998, 1997 and 1996, respectively. The decline in export sales to Asia from fiscal 1997 to fiscal 1998 was the result of poor market conditions in those various countries.

GROSS MARGIN

     The following table sets forth the Company's net revenues and gross margin:

                                                              YEARS ENDED SEPTEMBER 30,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        ----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PERCENTAGE DATA)
Net revenues..........................................   $60,818       $62,691       $44,688
Cost of revenues......................................   $48,324       $40,073       $30,226
Gross margin..........................................   $12,494       $22,618       $14,462
Gross margin as a percentage of net revenues..........      20.5%         36.1%         32.4%

     The Company's cost of revenues includes the cost of wafer fabrication, assembly performed by third party vendors, testing by third party vendors and direct and indirect costs associated with the testing, procurement, scheduling, quality assurance functions performed by the Company, and writedowns of inventory.

     Gross margin in fiscal 1998 was 21% of net revenues, compared with 36% of net revenues in fiscal 1997 and 32% of net revenues in fiscal 1996. The lower margins in fiscal 1998 were principally due to inventory write-downs, mainly relating to networking products. The write-down of networking products was primarily the result of intense competition and a shifting of the market from single PHY to quad PHY, which the Company does not currently offer. This shift began in fiscal 1997 when the Company was shipping its single PHY product at record levels and had to make commitments for wafers to its wafer foundry. These factors combined to create the excess inventory. In addition, higher than expected testing costs and related lower than expected yields for the Company's networking products contributed to the lower margins. Also contributing to the lower margins was the decrease in average selling prices across all product lines. Gross margin in fiscal 1997 was 36% of net revenues, compared with 32% of net revenues in fiscal 1996. The increase in gross margin from fiscal 1996 to 1997 resulted from changes in product mix, specifically, the sale of higher margin networking and clock management products and the Company's cost reduction programs.

     The markets for the Company's products are subject to severe price competition and price declines. There can be no assurance that the Company will succeed in reducing its product costs rapidly enough to maintain or increase its gross margin level.

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary substantially from quarter to quarter in the future. The Company's operating results are affected by a wide variety of factors, many of which are outside of the Company's control, including but not limited to, economic conditions and overall market demand in the United States and worldwide, the Company's ability to introduce new products and technologies on a timely basis, changes in product mix, fluctuations in manufacturing costs which affect the Company's gross margins, declines in market demand for the Company's and its customers' products, sales timing, the level of orders which are received and can be shipped in a quarter, the cyclical nature of both the semiconductor industry and the markets addressed by the Company's products, product obsolescence, price erosion, and competitive factors. The Company's operating results in fiscal 1999 are likely to be affected by these factors as well as others.

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

     The Company's gross margins also will depend on the Company's success at introducing and ramping production of new products quickly and effectively because the gross margins of semiconductor products decline as competitive products are introduced. Also, the Company must deliver product to customers according to customer schedules. Any delay in new product introductions could affect revenues and gross margins for current and follow-on products if customers shift to competitors to meet their requirements.

     As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will maintain gross margins at current levels in future periods. To offset this margin pressure, the Company seeks to reduce costs by improving wafer yields, negotiating price reductions with suppliers, and achieving economies of scale by means of higher production levels. The Company also seeks to offset margin erosion by selling a higher percentage of new products, which tend to have higher margins than more mature products. No assurance can be given that these efforts will be successful.

RESEARCH AND DEVELOPMENT

     The Company's research and development activities include process development and new product development. Research and development expenditures in fiscal 1998 were $10.5 million, or 17% of net revenues, compared to $9.3 million, or 15% of net revenues in fiscal 1997, and $7.0 million, or 16% of net revenues in fiscal 1996. The increase in spending for fiscal 1998 reflected mainly an increase for product development including payroll and design related expenses. The increase in spending for fiscal 1997 was mainly due to increased spending on new product development and process technology. These costs included higher material and testing charges, and increased payroll related expenses. The Company believes that the continued development of its new products is essential to its success and is committed to continue its investment in research and development to maintain a strong technological position in the industry. All the Company's research and development costs are expensed as incurred.

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

SALES AND MARKETING

     Sales and marketing expenditures in fiscal 1998 were $9.3 million, or 15% of net revenue compared with $8.3 million, or 13% of net revenues in fiscal 1997 and $7.0 million, or 16% of net revenues in fiscal 1996. Sales and marketing expenses for fiscal 1998 increased from fiscal 1997 primarily due to payroll related expenses and marketing communications expenses for new product data books. Sales and marketing expenses in fiscal 1997 increased from fiscal 1996 mainly due to increased sales commissions due to higher revenues, increased payroll related expenses and marketing programs to support the launch of new products.

GENERAL AND ADMINISTRATIVE

     General and administrative expenditures in fiscal 1998 were $5.0 million, or 8% of net revenues, compared with $4.3 million, or 7% of net revenues in fiscal 1997, and $4.0 million, or 9% of net revenues in fiscal 1996. General and administrative expenses increased 17% over fiscal 1997 mainly due to higher payroll and legal expenses. General and administrative expenditures in fiscal 1997 remained flat compared to fiscal 1996. The percentage decrease from 1996 to 1997 and 1998 reflects management's continued efforts to control spending.

OTHER INCOME

     Other income of $1.4 million in fiscal 1996 was earned as a result of engineering and marketing services provided by the Company pursuant to an agreement with AWA Limited. The Company has completed the services under the agreement with AWA Limited and does not expect similar income to continue in future periods.

INTEREST, NET

     Net interest expense for fiscal 1998 was $642,000 compared to $398,000 for fiscal 1997 and net interest income of $77,000 in fiscal 1996. The increase in net interest expense in fiscal 1998 from fiscal 1997 was the result of financing capital equipment additions and earning less interest on lower cash balances. The change from net interest income in fiscal 1996 to net interest expense in fiscal 1997 was due to increased interest expense associated with an increase in notes payable used to purchase property and equipment.

PROVISION (BENEFIT) FOR TAXES

     The Company incurred a provision for income taxes of $2.4 million in fiscal 1998, primarily as a result of write-offs of deferred tax assets and the Company not benefitting its pre-tax loss of $13.0 million due to limitations imposed under Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The Company's effective tax rate was 35% for each of fiscal 1997 and fiscal 1996. Significant items impacting the 1997 effective tax rate include state income taxes, research and development credits and nondeductible amortization of interest. The Company recorded a tax benefit for fiscal 1996 based on available carryback potential.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations and investment in property, plant and equipment primarily through the sale of debt and equity securities. During the twelve months ended September 30, 1998 net cash provided by operations totaled $7.3 million, primarily as a result of efforts to reduce operating costs and working capital requirements. Depreciation and amortization contributed $7.4 million, while changes in operating assets and liabilities added $12.6 million to the cash provided by operations, mainly due to decreases of $8.9 million in inventories, and $2.8 million in accounts receivable and more than offset the net loss of $15.3 million for the year. Investment in capital equipment of $6.3 million was partially offset by sales of short term investments net of purchases, which provided $1.8 million primarily resulting in $4.6 million of cash used in investing activities.

     The reduction of long term debt of $6.4 million, including approximately $4.0 million for the final installment for the purchase of the wafer fabrication facility in Australia represented a substantial majority of the Company's financing activities.

     The combined effect of the investing and financing activities partially offset by the cash provided by operating activities resulted in a decrease of $3.5 million in cash from, $9.4 million at the beginning of fiscal 1998 to $5.9 million in cash at the year end of fiscal 1998.

     The Company believes that current available cash, short-term investments and cash generated from operations will be sufficient to finance the Company's working capital and capital equipment requirements through at least the next twelve months. The Company anticipates a reduction in capital expenditures in fiscal 1999.

YEAR 2000 ISSUES

  General

     The Company is currently conducting a company-wide Year 2000 readiness program ("Y2K Program"). The Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by June, 1999.

  Year 2000 Program

     The Company's Y2K Program is divided into four major sections -- QSI manufactured products, internal information ("IT") system, non-IT system (e.g., testing equipment), and third-party suppliers and customers. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the company; and (3) repairing or replacing material items that are determined not to be Year 2000 compliant.

     The Company has completed the review of QSI manufactured products for Year 2000 compliance purposes. It did not find any Year 2000 related issues in products which it sells to customers.

     With respect to its internal IT computer systems, the Company has completed the inventory and review phases of the Y2K Program. The Company expects to complete the repair and replacement phase by not later than June 1999.

     The Company has completed the inventory phase of its non-IT systems. It is currently reviewing the Year 2000 compatibility of its non-IT systems. It is expected to complete the review by December, 1998. To date, about 30 percent of its non-IT systems are Year 2000 compliant. Those that are not yet Year 2000 compliant will be repaired or replaced by June, 1999.

     The Company has been working with its key suppliers and contract manufacturers to assess the possible effects of their Year 2000 readiness on the Company's operations. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on the Company's operations and financial results; however, the potential impact and related costs are not known at this time.

  Costs

     The Company does not have a separate budget for its Y2K Program. It has paid for the cost related to the Y2K Program out of its budget allocated for annual maintenance. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The Company estimates that it may spend up to an additional $300,000 for other repairs, replacements or upgrades and for communicating with key suppliers and customers.

  Risks

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     The Company does not yet have a contingency plan to address the Year 2000 problem, but it is expected to complete one by June 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  Cautionary Statement Concerning Forward Looking Statements

     This report contains certain forward-looking statements that are subject to risks and uncertainties. For such statements the Company claims the protection of the safe harbor for forward-looking statements contained in Section 21E of and Rule 3b-6 under the Securities Exchange Act of 1934. Such forward-looking statements include, without limitations, statements regarding the Company's expectations, intentions or future strategies and involve known and unknown risks, uncertainties and other factors. The following factors, in addition to those discussed elsewhere in the report, could cause the results to differ materially from those expressed in such forward looking statements. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligations to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below. In evaluating the Company's business, prospective investors should carefully consider the following risk factors in addition to the other information set forth herein or incorporated herein by reference.

  Potential Declines in Operating Results

     QSI's quarterly and annual operating results can fluctuate dramatically. For example, in fiscal 1997, it had basic and diluted net income per share of $0.03, while in fiscal 1998, it had a basic and diluted net loss per share of $2.06. Many of the factors affecting the Company's results are beyond its control. Some of these factors include:

     - market demand for the Company's new and existing products;

     - the ability of its competitors to offer better products or to offer similar products at lower prices; and

     - the cyclicality of the semiconductor industry in general.

     In addition, the factors affecting the Company's quarterly and annual results include:

     - the Company's ability to accurately forecast demand for the Company's existing products;

     - the Company's ability to introduce successful new products on a timely basis;

     - the Company's ability to control the Company's expenses; and

     - the Company's ability to effectively manage the Company's semiconductor fabrication facility in Australia.

Each of the above factors is described in more detail below.

  Dependence On Two Existing Product Lines

     Logic products and networking products account for substantially all of the Company's revenue.

     Logic Products. Demand for the Company's logic products depends heavily on the market for personal computers. As a result, any adverse change in the demand for personal computers will adversely affect the Company's ability to sell the Company's logic products. In addition, the market for logic products is highly competitive. As a result, if the Company's competitors offer similar products at lower prices, the Company may be forced to reduce the Company's sales prices to maintain market share or to clear inventory. This would adversely affect the Company's gross margin and, consequently, the Company's operating and financial results. Finally, if the designers of microprocessors incorporate the logic functions that the Company's products perform into their microprocessors, the demand for the Company's logic products could diminish significantly, which would adversely affect the Company's revenues, margins, operating results and financial condition.

     Networking Products. In early winter 1997, the Company introduced its 10 Base T and 100 Base Tx products. These products are CMOS transceiver chips that are used in adapters, repeaters, switches and bus cards in Fast Ethernet networks. They are also used for multiplexers and demultiplexers and switches in Asynchronous Transmission Mode networks. During the remainder of fiscal 1997 and fiscal 1998, the

Company derived significant revenue from the sale of these networking chips. However, in late fiscal 1998, the Company's competitors introduced similar chips with either better performance or lower prices. As a result, sales for these chips have not met the Company's forecasts and the Company has had to reduce its sales prices and, in some cases, reduce its inventory valuation to reflect the reduced sales prices. The Company has taken reserves to account for expected future declines in sales prices, but there can be no assurance that the Company's reserves are adequate. Any further declines in sales prices will adversely affect the Company's revenues, gross margins, operating results and financial condition. Although the Company is developing new products for this market, which the Company believes it will be able to sell at higher prices and margins, there can be no assurance that the Company will successfully develop such products in time, that the demand for these products will meet expectations, that the Company's customers will like these new products or that the Company will not face similar price competition for these products as well.

  Dependence on New Products

     For QSI to be successful, the Company must continually introduce new products at better price/ performance levels than are currently available. To do this, the Company must invest significantly in (i) research and development;
(ii) prototype testing; (iii) mask making; and (iv) initial inventory build. In addition, the Company has to invest in obtaining "design wins." However, it can be more than a year before a design win results in significant revenues. For these reasons, the Company has an ongoing need for liquid assets to fund new product development and introduction. This requires cash, which the Company must generate from operations, divert from other uses or obtain from external financing. In addition, even if the Company successfully develops and introduces new products, there can be no assurance that the products will be successful. The Company's new products must be timely, must perform to specifications and must offer a better price/performance level than existing products. If the Company is unable to generate sufficient cash to invest in developing and introducing new products, or to introduce new products that are successful, the Company's results of operations and financial condition will be materially adversely affected.

  Competitiveness of the Semiconductor Industry

     The Company competes in an industry characterized by price erosion, declining gross margins, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies like IDT, Texas Instruments Incorporated, National Semiconductor Corporation, Level One and Cypress Semiconductor Corporation. These larger companies have greater financial, technical, marketing and distribution and other resources and offer broader product lines than the Company does. In addition, they have longer standing relationships with their customers and suppliers. Therefore, these companies may be better able to withstand a downturn in the market for QSI's products or sustained price reductions in the markets in which the Company competes.

     Historically, the ASPs in the semiconductor industry decrease over the life of a particular product. If the Company is to remain profitable, the Company has to reduce its costs as ASPs decline, and the Company must introduce new products with higher ASPs. No assurance can be given that the Company will be able to do this successfully, and any failure on the Company's part to reduce costs or introduce new products in response to competitive pressures will have a material adverse effect on the Company's operating results and financial condition.

  Risks Associated with Operating the Australian Semiconductor Fabrication Facility

     The Company relies on the Australian fabrication facility for most of the wafer requirements of its logic product family. The Company purchased the facility in February 1996 and has been upgrading the facility since then. To date, the Company has invested more than $14 million in equipment and other capital improvements. Although the facility is currently fully operational, any disruption in production would adversely affect the Company because

     - the Company would need to seek another source for its, which would probably raise its cost per wafer, and

     - the Company would continue to incur the fixed expenses associated with maintaining the facility even though it wasn't producing wafers for the Company.

     The manufacture of semiconductor wafers is complex and yields are highly dependent on maintaining a clean environment. Although the fabrication process is highly controlled, the equipment may not perform flawlessly. A substantial percentage of wafers could be rejected or individual dies on a wafer could be nonfunctional due to minor impurities, difficulties in the production process or defects in the masks. If the Company is unable to maintain acceptable yields from its wafer fabrication facility, then the Company's operating results and financial condition would be materially adversely affected. In addition, the Company relies on external sources for the raw materials used in the wafer fabrication process. Although the Company has tried to qualify multiple vendors, any shortage of raw materials or increase in the cost of raw materials would adversely impact the Company's ability to produce enough wafers to meet its demands and would raise its cost per wafer, which would adversely affect its revenues and operating margins.

     The wafer fabrication process also requires us to store, use and dispose of chemicals and gases that may be toxic, volatile or otherwise hazardous. The improper storage, use or disposal of these chemicals and gases could have materially adverse effects on humans, animals and the environment. In addition, the storage, use and disposal of these chemicals and gases are subject to laws and regulations at the national, state and local level. Because the public is focusing more on environmental issues and the safety hazards associated with handling hazardous and toxic material, the laws and regulations governing them may become more stringent. Although the Company diligently try to comply with the laws and regulations governing the handling of these materials, the Company cannot guarantee that the Company will always be in compliance or that the Company will not have to incur substantial fines or remediation costs associated with any violation of the laws or regulations or any environmental damage attributed to the Company's use, storage or disposal of these materials. In addition, the Company may have to incur additional expenses in the future in order to comply with more stringent rules or regulations governing the handling of the chemicals and gases used in the Company's Australian fabrication facility.

  Dependence On Fabrication, Assembly and Test Subcontractors

     Fabrication. Although the Company fabricates a majority of the Company's wafers in the Company's Australian facility, the Company still relies on Taiwan Semiconductor Manufacturing Company, Ltd. ("TSMC"), for a substantial number of wafers for small geometry networking products. The risks involved in relying on TSMC as a supplier of wafers include

     - the Company has less control over delivery schedules;

     - the Company can't be assured that TSMC will always have the capacity available to meet the Company's needs;

     - the Company has less control over quality assurance processes;

     - TSMC may experience technical and/or production problems that would prevent them from being able to fill the Company's orders; and

     - there is an increased risk that the Company's intellectual property may be misappropriated.

     In addition, the dependence on a third party wafer supplier tends to slow the product development cycle because of the need to coordinate design activity and qualify processes. Because the Company has little control over whether TSMC continues to improve its processes, such as fabrication in finer geometries, the Company's competitors who do not rely on third party wafer fabrication may be better able to transition to improved processes and, as a consequence, offer products at a better price/performance level than the Company's products.

     Assembly and Testing. Substantially all of the Company's assembly is performed by Digital Testing Services ("DTS") and SPIC Electronics Laboratory ("SPEL") in India. In addition, the Company relies on SPEL and DTS to perform substantially all of the Company's testing for the Company's networking products. Consequently, the Company has less control over the quality and availability of the services that they provide.

If the quality or reliability of these vendors degrades, or if the Company has to find alternate sources of assembly and testing, the process of qualifying alternate vendors could delay product development and product shipment and could result in loss of customers, limitations or reductions in the Company's revenues and other adverse effects on the Company's operating results.

  Risks Associated With International Purchases and Sales.

     The Company purchases a significant amount of the Company's wafers and substantially all of the Company's assembly services from foreign suppliers. In addition, the Company sells a significant amount of the Company's products to foreign buyers. As a result, the Company is subject to the risks generally associated with doing business abroad. These risks include, but are not limited to:

     - the need to comply with foreign government regulations;

     - less protection for the Company's intellectual property rights;

     - currency fluctuation; and

     - greater risk of disruptions or delays in shipments due to political unrest, or economic instability.

     For example, the Company's revenues from the Company's Asian customers declined during the fourth quarter of fiscal 1998 from the same period in fiscal 1997 as the result of uncertainties in the Asian capital markets.

     In addition, to the extent that the Company makes yen-denominated purchases of wafers from its Japanese suppliers, the Company may be exposed to the risk that the exchange rate of yen for dollars may decrease from the date that the purchases are agreed upon and the wafers are delivered and, therefore, the Company would have underestimated the cost of such wafers.

  Patents and Proprietary Rights

     The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past the Company has received correspondence from Cypress Semiconductor, Inc., the Lemelson Medical, Education & Research Foundation ("Lemelson"), International Business Machines Corporation ("IBM") and MUSIC Semiconductor, Inc., claiming that the Company may have infringed certain patents. The Company's patent counsel is reviewing these claims. In addition, the Company has in the past filed claims against other companies alleging that they have misappropriated the Company's trade secrets. Intellectual property litigation can be expensive and can divert the energy of the Company's management and engineers. In addition, if any of the Company's products are found to infringe a third party's valid patent, then the Company might be subject to injunctions and significant damages. In addition, the Company would have to either design around such patents or obtain a license. If the Company are unable to successfully design around the patents or obtain a license, then the Company might not be able to offer the product and the Company's revenues and operating results could be materially adversely affected.

  Dependence on Key Personnel

     The Company's success depends on the Company's ability to recruit and retain highly skilled engineers, marketing personnel and managers. In particular, the Company has a strong need for highly skilled design, process and test engineers, for whom competition is intense. The Company cannot make an assurance that the Company will be successful in hiring or retaining such key personnel or that any of the Company's key personnel will remain employed with QSI.

  Customer Concentration

     Most of the Company's revenue typically comes from a relatively small number of customers. For example, in fiscal year 1998, the Company's top seven customers accounted for 53% of the Company's total revenue. If the Company were to lose any of these customers, the Company's revenues and operating results would be materially adversely affected. In addition, the Company typically have to provide volume pricing discounts to these customers, which reduces the Company's gross margin.

  Dependence on Manufacturer Representatives and Distributors

     The Company market and distribute the Company's products primarily through manufacturers' representatives and independent distributors. This reduces the Company's ability to control the channels of distribution for the Company's products and requires us to respond to rapid changes in the channel due to factors such as consolidation or distributor financial difficulties. For example, many of the Company's distributors typically offer competing products. If the Company's distributors or representatives were to reduce the number of the Company's products that it carries or to terminate its relationship with us, the Company could experience reduced revenues and would incur additional sales expenses associated with finding a replacement.

  Year 2000 Compliance

     The dates on which the Company believes that the programs (the "Y2K Program") initiated to address problems associated with issue of computer programs and embedded computer chips being unable to distinguish between the Year 1900 and the Year 2000 (the "Year 2000 Problem") will be completed are based on the best estimates of the Company's management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, the Company cannot guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 Problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot guarantee that the Company will be able to timely and cost-effectively resolve problems associated with the Year 2000 issue. Any failure to adequately address this Year 2000 Problem could have a material adverse effect on the Company's operations and business, or expose us to third-party liability.

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

  Volatility of Company's Stock Price

     The Company's earnings and stock price have been, and may be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The Company may not learn of, or be able to confirm, revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of the Company's revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning us or the Company's competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of the Company's stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions. The Company's stock price is also subject to potentially large volatility due to the very low trading volumes of the Company's stock on most days since the initial public offering of the Company's stock on November 17,1994. In addition, this low trading volume may continue and could affect the ability of shareholders to sell their shares.

  Requirements Associated with the Introduction of the Euro

     The Company is in the process of addressing the issues raised by the introduction of the Single European Currency ("Euro") for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. The Company expects to be able to meet related legal requirements by January 1, 1999, and through the transition period. The Company does not expect the cost of any system modifications to be material and does not currently expect that introduction and use of the Euro will materially affect the Company's foreign exchange and hedging activities or will result in any material increase in transaction costs. The Company will continue to evaluate the impact over time of the introduction of the Euro; however, based on currently available information management does not believe that the introduction of the Euro will have a material adverse impact on the Company's financial condition or the overall trends in results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risk for changes in interest rates relates primarily to the investment portfolio and long-term debt obligations. The Company maintains an investment policy which ensures the safety and preservation of its invested funds by limiting default risk, market risk, and reinvestment risk. The table below presents principal cash flows amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio and long-term debt obligations.

                                       1999      2000      2001     TOTAL     FAIR VALUE
                                      ------    ------    ------    ------    ----------
Cash equivalents
  Fixed rate........................  $2,664        --        --    $2,664      $2,664
  Average rate......................    3.70%       --        --      3.70%
Short-term investments
  Fixed rate........................  $1,100        --        --    $1,100      $1,100
  Average rate......................    4.70%       --        --      4.70%
Auction rate preferred
  Variable rate.....................  $  800        --        --    $  800      $  800
  Average rate......................    3.80%       --        --      3.80%
                                      ------                        ------      ------
          Total Investment
            Securities..............  $4,564        --        --    $4,564      $4,564
                                      ------                        ------      ------
  Average rate......................    3.96%       --        --      3.96%
Long-Term Debt
  Fixed rate........................  $2,488    $2,713    $1,453    $6,654      $6,654
  Average rate......................    8.70%     8.70%     8.70%     8.70%

     The Company mitigates default risk by attempting to invest in high credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity and maintains a prudent amount of diversification.

     The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligation to support general corporate purposes including capital expenditures and working capital needs.

     The Company conducts business on a global basis. As such, it is exposed to adverse or beneficial movements in foreign currency exchange rates. The Company may enter into foreign currency forward contracts to minimize the impact of exchange rate fluctuations on certain foreign currency commitments and balance sheet positions. The realized gains and losses on these contracts are deferred and offset against realized and unrealized gains and losses when the transaction occurs. At September 30, 1998 there were no outstanding foreign currency exchange contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index at Item 14 included herein.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information concerning the registrant's executive officers is included under the caption "Officers and Directors of the Registrant" following Part I,
Item 1 of this report.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended September 27, 1998 all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that (1) Dr. Sear filed his Form 3 late, and (2) David Tsang, a director of the Company, filed a Form 5 late.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table shows the compensation earned by the Company's Chief Executive Officer and the four other most highly compensated executive officers of the Company whose salary and bonus for fiscal year 1998 were in excess of $100,000 (collectively, the "Named Executive Officers").

                                                                                     LONG-TERM
      NAME AND PRINCIPAL POSITION             ANNUAL COMPENSATION               COMPENSATION AWARDS
      ---------------------------        -----------------------------   ---------------------------------
                                         FISCAL                                               ALL OTHER
                                          YEAR    SALARY($)   BONUS($)   OPTIONS/SARS(#)   COMPENSATION($)
                                         ------   ---------   --------   ---------------   ---------------
R. Paul Gupta..........................   1998    $290,309    $82,940         70,000           $3,780(1)
  President and Chief Executive Officer   1997    $297,303    $79,866         40,000           $3,780(1)
                                          1996    $272,025    $22,880        132,500           $3,780(1)
Chun P. Chiu...........................   1998    $198,194    $48,720         40,000           $5,234(1)
  Chairman of the Board and               1997    $209,999    $50,232         20,000           $5,234(1)
  Chief Technical Officer                 1996    $202,736    $17,600         49,000           $5,522(1)
Albert R. Enamait......................   1998    $175,694    $ 5,774(2)      10,000               --
  Vice President of Sales & Marketing     1997    $168,569    $13,327(2)      20,000               --
                                          1996    $ 49,002    $ 9,500(2)      30,000               --
David Sear.............................   1998    $138,461    $31,200        150,000(3)            --
  Executive Vice President and Chief
  Operating Officer
Edward J. Bradley, Jr..................   1998    $135,310    $15,000         10,000               --
  Vice President of Manufacturing         1997    $122,192    $20,000         10,000               --
                                          1996    $111,770    $20,000         17,000               --

---------------
(1) Represents premiums paid on life insurance policy.

(2) Represents amounts paid for sales incentive.

(3) Represents the options granted in connection with Dr. Sear's acceptance of employment with the Company.

     The following tables set forth information for the Named Executive Officers with respect to grants of options to purchase Common Stock of the Company made in the fiscal year ended September 27, 1998 and the value of all options held by such executive officers on September 27, 1998.

STOCK OPTION/SAR GRANTS IN FISCAL YEAR 1998

                                               INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                            -------------------------------------------------------      VALUE AT ASSUMED
                             NUMBER OF       % OF TOTAL                               ANNUAL RATES OF STOCK
                             SECURITIES     OPTIONS/SARS                                PRICE APPRECIATION
                             UNDERLYING      GRANTED TO    EXERCISE OR                 FOR OPTIONS TERM(1)
                            OPTIONS/SARS    EMPLOYEES IN   BASE PRICE    EXPIRATION   ----------------------
           NAME               GRANTED       FISCAL YEAR*     ($/SH)         DATE        5%($)       10%($)
           ----             ------------    ------------   -----------   ----------   ---------    ---------
R. Paul Gupta.............      70,000(2)       4.4%         $ 5.00      2/27/2008     220,113      557,818
Chun P. Chiu..............      40,000(2)       2.5%         $ 5.00      2/27/2008     125,779      318,748
Albert R. Enamait.........      10,000(2)       0.6%         $3.938      4/24/2008      24,768       62,762
David Sear................     150,000(3)       9.4%         $ 4.00      1/12/2008     377,337      956,245
Edward J. Bradley, Jr.....      10,000(2)       0.6%         $3.938      4/24/2008      24,768       62,762

---------------
 * Total number of options granted by the Company for the fiscal year ended September 27,1998 is 1,597,136 shares.

(1) The 5% and 10% assumed rates of appreciation are suggested by the rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. There can be no assurance that any of the values reflected in the table will be achieved. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent upon a number of factors, including the future performance of the Common Stock, overall market conditions and the timing of option exercises, if any.

(2) Stock options were granted pursuant to the 1989 Option Plan or the 1995 Option Plan and are exercisable in 2.08% increments monthly commencing 30 days from the date of the grant, becoming fully vested on the fourth anniversary of the date of the grant.

(3) Includes 50,000 shares of the options granted pursuant to the 1995 Option Plan. The options are exercisable as to 25% of the options on January 12, 1999 and in 2.778% increments monthly thereafter.

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND OPTION/SAR VALUES AT END OF FISCAL YEAR 1998

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                SHARES        VALUE           OPTIONS/SARS AT           IN-THE-MONEY OPTIONS AT
                              ACQUIRED ON    REALIZED      SEPTEMBER 28, 1997(#)       SEPTEMBER 27, 1998($)(2)
            NAME              BALANCE(#)      ($)(1)    (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
            ----              -----------    --------   ---------------------------   ---------------------------
R. Paul Gupta...............      --           --             170,779/131,721                   --/--
Chun P. Chiu................      --           --              53,241/ 73,759                   --/--
Albert R. Enamait...........      --           --              35,625/ 52,500                   --/--
David Sear..................      --           --                   0/150,000                   --/--
Edward J. Bradley, Jr.......      --           --              11,290/ 23,209                   --/--

---------------
(1) Calculated on the basis of the fair value of the underlying securities at exercise, minus the exercise price.

(2) Calculated on the basis of the fair value of the underlying securities at year-end minus the exercise price.

DIRECTOR COMPENSATION

     Each non-employee director of the Company receives a fee of $500 ($1000 if traveling from outside California and $2,000 if traveling from outside from the United States) for each meeting of the Board of Directors or Board committees attended by such director, and is reimbursed for out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors and committees. During the fiscal year ended September 27, 1998, Messrs. Kang, Puette, Shinya and Tsang received aggregate fees of $6,000, $12,500, $6,500, and $3,500 respectively, for their services as directors. In addition, non-employee directors are eligible to receive stock option grants pursuant to the Company's 1993 Directors' Stock Option Plan. During the fiscal year ended September 27, 1998, Messrs. Kang, Puette, Shinya and Tsang each received a stock option to purchase 2,500 shares of Common Stock under the 1993 Directors' Stock Option Plan. On April 24, 1998, the Board of Directors of the Company approved an amendment to the 1993 Directors' Stock Option Plan. The amendment, which took effect on November 17, 1998, increases from 2,500 to 5,000 the number of option granted on each anniversary of the Company's initial public offering to each non-employee director who has served on the Board for at least six months as of such anniversary date. In addition, Mr. Puette received aggregate fees of $10,000 for consulting services performed during the fiscal year 1998.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT OR CHANGE-IN-CONTROL AGREEMENTS.

     The Company does not have employment contracts with its employees except for the change of control agreements (described below) entered into with certain key employees, including all the executive officers and directors. The agreements provide for the acceleration of vesting for each unvested share of Common Stock or option to purchase Common Stock by two years and for severance payments (discussed below) in the event of involuntary termination within one year following a change of control of the Company. The agreements were approved by the Board of Directors.

     If a key employee is involuntarily terminated within one year for any reason other than cause after a change of control, the Company will provide for a lump sum severance payment consisting of (i) six months (in the case of the Chairman of the Board and vice presidents, twelve months; in the case of the Chief Executive Office, eighteen months) (the "Severance Period") of the monthly salary which the employee was receiving immediately prior to the change of control and (ii) the target bonus which would have been paid over the Severance Period; and (iii) a prorated amount of the employee's target bonus for the fiscal year in which the termination occurs. The Company also will continue to provide all benefits through the end of the Severance Period substantially identical to those to which the employee was entitled immediately prior to the change of control, as well as outplacement services with a total value not to exceed $15,000.

     In the event of a change of control, regardless of whether a director is terminated in connection with the change of control, the vesting schedule for each of unvested share of common stock or option to purchase common stock held by a director will be accelerated by two years.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     For fiscal year 1998, Messrs. Puette and Tsang served on the Compensation Committee of the Company's Board of Directors. Both of them are non-employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's Common Stock as of November 10, 1998 as to (i) each person who is known by QSI to beneficially own more than five percent of QSI's Common Stock, (ii) each of QSI's directors, (iii) each of the CEO and the four other most highly compensated executive officers for the fiscal year ended September 27, 1998 (the "Named Executive Officers"), and (iv) all directors and executive officers as a group.

                                                                SHARES BENEFICIALLY
                5% SHAREHOLDERS, DIRECTORS,                          OWNED(1)
                 NAMED EXECUTIVE OFFICERS,                    -----------------------
      AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP          NUMBER      PERCENT(2)
      -----------------------------------------------         ---------    ----------
Chun P. Chiu................................................    364,315(3)    4.82%
  Chairman of the Board & Chief Technical Officer
R. Paul Gupta...............................................    300,959(4)    3.91%
  Director, President & Chief Executive Officer
Masaharu Shinya.............................................     68,333(5)       *
  Director
Andrew J. S. Kang...........................................    250,750(6)    3.34%
  Director
Robert L. Puette............................................      5,000(7)       *
  Director
David D. Tsang..............................................      5,000(8)       *
  Director
David Sear..................................................          0          *
  Executive Vice President & Chief Operating Officer
Edward J. Bradley, Jr.......................................     18,032(9)       *
  Vice President of Manufacturing
Albert R. Enamait...........................................     20,625(10)       *
  Vice President of Sales and Marketing
All current officers and directors as a group (10
  persons)..................................................  1,033,014(11)   13.22%

---------------
* Less than 1%

 (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock.

 (2) As of November 10, 1998, 7,502,690 shares were issued and outstanding.

 (3) Includes 61,601 shares subject to outstanding stock options exercisable on or before January 9, 1999. Also includes 4,500 shares held by Mr. Chiu's children as to which Mr. Chiu disclaims beneficial ownership.

 (4) Includes 185,437 shares subject to outstanding stock options exercisable on or before January 9, 1999.

 (5) Includes 10,000 shares subject to outstanding stock options exercisable on or before January 9, 1999. Also includes 50,000 shares held by Kanematsu Semiconductor Corporation as to which Mr. Shinya disclaims beneficial ownership. Mr. Shinya is the president of Kanematsu Semiconductor Corporation.

 (6) Includes 10,000 shares subject to outstanding stock options exercisable on or before January 9, 1999. Also includes 234,751 shares owned by Technology Associates Management Company Ltd. as to which Mr. Kang disclaims beneficial ownership except to the extent of his pecuniary interest therein. Mr. Kang is the Managing Director of Technology Associates Management Company.

 (7) Represents 5,000 shares subject to outstanding stock options exercisable on or before January 9, 1999.

 (8) Represents 5,000 shares subject to outstanding stock options exercisable on or before January 9, 1999.

 (9) Includes 13,521 shares subject to outstanding stock options exercisable on or before January 9, 1999.

(10) Represents 20,625 shares subject to outstanding stock options exercisable on or before January 9, 1999.

(11) Includes an aggregate of 311,184 shares subject to outstanding stock options and warrants exercisable on or before January 9, 1999. Includes 50,000 shares described in footnote 5 above owned by an affiliate of Mr. Shinya, a director of QSI, as to which such director may have disclaimed beneficial ownership. Also includes 234,751 shares described in footnote 6 above owned by an affiliate of Mr. Kang, a director of QSI, as to which Mr. Kang may have disclaimed beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into certain transactions with Kanematsu Semiconductor Corporation and its subsidiaries (Kanematsu), a shareholder of the Company, whose president, serves on the Company's Board of Directors. The Company entered into an agreement pursuant to which Kanematsu acts as an intermediary in the purchase of wafers from other suppliers. The Company purchased approximately $300,000, $1,400,000 and $6,800,000 of wafers through Kanematsu in fiscal 1998, 1997 and 1996, respectively.

     Kanematsu also acts as a distribution representative to sell products of the Company. Sales by the Company to Kanematsu approximated $7,116,000, $10,520,000 and $4,898,000 in fiscal 1998, 1997 and 1996, respectively.

     In addition, Kanematsu acts as a sales agent for the Company in Japan for which the Company makes commission payments to Kanematsu. Commissions paid by the Company to Kanematsu approximated $53,000, $56,000 and $278,000 in fiscal 1998, 1997 and 1996, respectively.

     During fiscal 1992 and 1993, the Company issued promissory notes to finance approximately $1,104,000 and $365,000, respectively, of capital equipment, at annual interest rates ranging from twelve to fourteen percent. The Company paid the balance due on these notes during fiscal year 1996. On March 28, 1996, the Company entered into an agreement (the "Agreement") with Kanematsu to finance approximately $8.0 million of wafer fabrication equipment for installation at Quality Semiconductor Australia Pty. Limited ("QSA"), a subsidiary of the Company. The Agreement expires March 31, 2001 and the borrowings bear interest at a rate of 8.5%. In March 1997, Company agreed to enter into a second finance arrangement with Kanematsu to finance an additional $2.5 million. As of September 28, 1998, out of a total borrowing of $10.3 million, $6.7 million was outstanding under the Agreement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements and Report of Ernst & Young LLP,
        Independent Auditors
         Report of Ernst & Young LLP, Independent Auditors......  33
         Consolidated Balance Sheets at September 30, 1998 and
         1997...................................................  34
         Consolidated Statements of Operations -- Years Ended
          September 30, 1998, 1997
           and 1996.............................................  35
         Consolidated Statements of Cash Flows -- Years Ended
          September 30, 1998, 1997
           and 1996.............................................  36
         Consolidated Statements of Shareholders' Equity --Years
          Ended September 30, 1998, 1997
           and 1996.............................................  37
         Notes to Consolidated Financial Statements.............  38
    (2) Financial Statement Schedule
         The following financial statement schedule is included
         herein:
         Schedule II -- Valuation and Qualifying Accounts.......  52
         All other schedules are omitted because they are not
          required or the required information is included in
          the financial statements or notes thereto.
    (3) Exhibits
         The exhibits listed in the accompanying index to
          exhibits are filed or incorporated by reference as
          part of this annual report.

(b) Reports on Form 8-K.

     A report on From 8-K was filed after the end of fiscal year 1998 on November 4, 1998, to announce that the Company and Integrated Device Technology, Inc. entered into an Agreement and Plan of Merger.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         QUALITY SEMICONDUCTOR,
INC.

Dated: December 4, 1998                   By:       /s/ R. PAUL GUPTA
                                            ------------------------------------
                                                       R. Paul Gupta
                                                  Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, R. Paul Gupta and Stephen H. Vonderach, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by the Company's said attorney to any and all amendments to said Report on Form 10-K.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                      DATE
                   ---------                                    -----                      ----

/s/ CHUN P. CHIU                                  Director and Chairman of the       December 4, 1998
------------------------------------------------  Board
Chun P. Chiu

/s/ R. PAUL GUPTA                                 Director, President and Chief      December 4, 1998
------------------------------------------------  Executive Officer
R. Paul Gupta

/s/ STEPHEN H. VONDERACH                          Vice President of Finance, Chief   December 4, 1998
------------------------------------------------  Financial Officer and Chief
Stephen H. Vonderach                              Accounting Officer

/s/ ANDREW J. S. KANG                             Director                           December 4, 1998
------------------------------------------------
Andrew J. S. Kang

/s/ ROBERT L. PUETTE                              Director                           December 4, 1998
------------------------------------------------
Robert L. Puette

/s/ MASAHARU SHINYA                               Director                           December 4, 1998
------------------------------------------------
Masaharu Shinya

/s/ DAVID D. TSANG                                Director                           December 4, 1998
------------------------------------------------
David D. Tsang

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Quality Semiconductor, Inc.

     We have audited the accompanying consolidated balance sheets of Quality Semiconductor, Inc. as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Quality Semiconductor, Inc. at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

San Jose, California
October 28, 1998

                          QUALITY SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 5,938    $ 9,403
  Short-term investments....................................    1,900      3,656
  Accounts receivable, net of allowances of $462 and $856 at
     September 30, 1998 and 1997, respectively..............    5,346      6,939
  Accounts receivable from related parties..................      506        773
  Other receivables.........................................       --      1,036
  Inventories...............................................    8,210     17,689
  Prepaid expenses..........................................    1,190      1,963
  Deferred income taxes.....................................      166      3,364
                                                              -------    -------
Total current assets........................................   23,256     44,823
Property and equipment, net.................................   21,787     22,859
Other assets................................................    1,270      2,150
                                                              -------    -------
Total assets................................................  $46,313    $69,832
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,184    $ 5,489
  Accounts payable to related parties.......................      248        222
  Accrued compensation......................................    1,608      1,925
  Other accrued liabilities.................................    2,167        751
  Deferred income on shipments to distributors..............    2,972      2,995
  Long-term obligations to related party due within one
     year...................................................    2,488      1,684
  Current portion -- capital lease obligations..............      378         --
  Redeemable preference shares of subsidiary................       --      3,982
                                                              -------    -------
Total current liabilities...................................   14,045     17,048
Long-term obligations to related party......................    4,166      7,202
Long-term portion -- capital lease obligations..............      980         --
Deferred income taxes.......................................      832      1,945
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.001 par value; Authorized
     shares -- 1,000,000
     Issued and outstanding shares -- none                         --         --
  Common stock, $.001 par value;
     Authorized shares -- 30,000,000
     Issued and outstanding shares -- 7,502,690 in 1998 and
      7,393,076 in 1997.....................................        8          7
  Additional paid-in capital................................   41,820     41,600
  Retained earnings (accumulated deficit)...................  (15,538)     2,221
  Deferred compensation.....................................       --       (191)
                                                              -------    -------
Total shareholders' equity..................................   26,290     43,637
                                                              -------    -------
Total liabilities and shareholders' equity..................  $46,313    $69,832
                                                              =======    =======

                            See accompanying notes.

                          QUALITY SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
Net revenues................................................  $ 60,818    $62,691    $44,688
Cost of revenues............................................    48,324     40,073     30,226
                                                              --------    -------    -------
Gross margin................................................    12,494     22,618     14,462
Operating expenses:
  Research and development..................................    10,462      9,281      6,982
  Sales and marketing.......................................     9,295      8,323      6,986
  General and administrative................................     5,045      4,294      4,024
                                                              --------    -------    -------
Total operating expenses....................................    24,802     21,898     17,992
                                                              --------    -------    -------
Operating income (loss).....................................   (12,308)       720     (3,530)
Other income................................................        --         --      1,438
Interest income.............................................       260        724        510
Interest expense............................................      (902)    (1,122)      (433)
                                                              --------    -------    -------
Income (loss) before provision (benefit) for taxes..........   (12,950)       322     (2,015)
Provision (benefit) for taxes...............................     2,384        112       (705)
                                                              --------    -------    -------
Net income (loss)...........................................  $(15,334)   $   210    $(1,310)
                                                              ========    =======    =======
Net income (loss) per share -- Basic........................  $  (2.06)   $  0.03    $ (0.24)
                                                              ========    =======    =======
Net income (loss) per share -- Diluted......................  $  (2.06)   $  0.03    $ (0.24)
                                                              ========    =======    =======
Weighted shares outstanding -- Basic........................     7,428      6,361      5,524
                                                              ========    =======    =======
Weighted shares outstanding -- Diluted......................     7,428      7,053      5,524
                                                              ========    =======    =======

                            See accompanying notes.

                          QUALITY SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(15,334)   $   210    $(1,310)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     7,416      5,372      3,977
  Deferred income taxes.....................................     2,433     (1,183)    (1,021)
  Deferred compensation amortization........................       191        229        228
  Changes in operating assets and liabilities:
     Accounts and related parties receivables, net..........     1,717     (1,083)      (778)
     Other receivables......................................     1,036       (317)       277
     Inventories............................................     8,931     (3,705)      (510)
     Prepaid expenses.......................................       734     (1,431)       (66)
     Accounts payable, including related parties............    (1,107)     2,215     (1,407)
     Income taxes payable...................................        --     (1,707)      (282)
     Accrued compensation...................................      (135)       713       (536)
     Other accrued liabilities..............................     1,416       (489)       806
     Deferred income on shipments to distributors...........       (23)       977        120
                                                              --------    -------    -------
Total adjustments...........................................    22,609       (409)       808
                                                              --------    -------    -------
Net cash provided by (used in) operating activities.........     7,275       (199)      (502)
INVESTING ACTIVITIES
Purchase of certain assets of AWAM..........................        --         --     (5,005)
Capital expenditures, net...................................    (6,341)    (3,340)    (3,296)
Purchase of short-term investments..........................    (3,654)    (5,686)    (5,935)
Sales and maturities of short-term investments..............     5,410      4,433     13,012
Deposits and other assets...................................       (45)       246       (126)
                                                              --------    -------    -------
Net cash used in investing activities.......................    (4,630)    (4,347)    (1,350)
FINANCING ACTIVITIES
Principal payments on long-term debt and preference
  shares....................................................    (6,448)    (4,235)      (472)
Net proceeds from promissory notes..........................        --      2,850         --
Net proceeds from issuance of common stock..................       378     10,633        635
Repurchase of common stock..................................      (157)      (229)      (819)
Principal payments on capital lease obligations.............       117         --       (199)
                                                              --------    -------    -------
Net cash provided by (used in) financing activities.........    (6,110)     9,019       (855)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........    (3,465)     4,473     (2,707)
Cash and cash equivalents at beginning of period............     9,403      4,930      7,637
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $  5,938    $ 9,403    $ 4,930
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest..................................................  $    965    $ 1,091    $   107
  Taxes (refunded), net.....................................  $ (1,700)   $ 2,234    $   724

                            See accompanying notes.

                          QUALITY SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                       RETAINED
                                       COMMON STOCK     ADDITIONAL     EARNINGS
                                      ---------------    PAID-IN     (ACCUMULATED     DEFERRED
                                      SHARES   AMOUNT    CAPITAL       DEFICIT)     COMPENSATION    TOTAL
                                      ------   ------   ----------   ------------   ------------   --------
BALANCE AT SEPTEMBER 30, 1995.......  5,475     $ 5      $28,386       $  3,478        $(648)      $ 31,221
  Sale of common stock..............    196       1          634             --           --            635
  Tax benefit from stock option
     exercises......................     --      --           81             --           --             81
  Repurchase of common stock........   (135)     (1)        (818)            --           --           (819)
  Issuance of warrants..............     --      --           65             --           --             65
  Amortization of deferred
     compensation...................     --      --           --             --          228            228
  Translation adjustment............     --      --           --            244           --            244
  Net loss..........................     --      --           --         (1,310)          --         (1,310)
                                      -----     ---      -------       --------        -----       --------
BALANCE AT SEPTEMBER 30, 1996.......  5,536       5       28,348          2,412         (420)        30,345
  Sale of common stock, conversion
     of promissory notes, and
     issuance of warrants...........  1,890       2       13,296             --           --         13,298
  Tax benefit from stock option
     exercises......................     --      --          185             --           --            185
  Repurchase of common stock........    (33)     --         (229)            --           --           (229)
  Amortization of deferred
     compensation...................     --      --           --             --          229            229
  Translation adjustment............     --      --           --           (401)          --           (401)
  Net income........................     --      --           --            210           --            210
                                      -----     ---      -------       --------        -----       --------
BALANCE AT SEPTEMBER 30, 1997.......  7,393       7       41,600          2,221         (191)        43,637
  Sale of common stock..............    140       1          377             --           --            378
  Repurchase of common stock........    (30)     --         (157)            --           --           (157)
  Amortization of deferred
     compensation...................     --      --           --             --          191            191
  Translation adjustment............     --      --           --         (2,425)          --         (2,425)
  Net loss..........................     --      --           --        (15,334)          --        (15,334)
                                      -----     ---      -------       --------        -----       --------
BALANCE AT SEPTEMBER 30, 1998.......  7,503     $ 8      $41,820       $(15,538)       $  --       $ 26,290
                                      =====     ===      =======       ========        =====       ========

                            See accompanying notes.

                          QUALITY SEMICONDUCTOR, INC.

                         NOTES TO FINANCIAL STATEMENTS

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Quality Semiconductor, Inc. (the Company), a California corporation, designs, develops and markets high-performance logic, clock management and advanced networking semiconductor products. The Company targets systems manufacturers principally in networking, computer, workstation, and telecommunications markets.

     The Company's operating results are subject to a variety of risks characteristic of the semiconductor industry, including booking and shipment uncertainties, wafer yield fluctuations, and price erosion, as well as general economic conditions.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quality Semiconductor Australia, Pty. Ltd.
(QSA). All significant intercompany accounts and transactions have been eliminated in consolidation.

FOREIGN CURRENCY TRANSLATION

     The Company uses the local currency as its functional currency for QSA. Translation adjustments, which result from the process of translating foreign currency financial statements into U.S. dollars, are included as a component of shareholders' equity.

FISCAL YEAR

     The Company's fiscal year ends on the last Sunday in September. Fiscal years 1998, 1997, and 1996 ended on September 27, 28, and 29, respectively. The Company's fiscal quarters end on the last Sunday of each calendar quarter. For convenience, the accompanying consolidated financial statements have been shown as ending on the last day of the calendar month.

USE OF ESTIMATES

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

CASH, CASH EQUIVALENTS, AND SHORT-TERM INVESTMENTS

     The Company considers all highly liquid investments with an original maturity of ninety days or less to be cash equivalents. Cash equivalents are carried at fair value, which approximates costs. The Company's short-term investments primarily comprise readily marketable debt securities.

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in interest income. The cost of securities sold is based on the specific identification method.

                          QUALITY SEMICONDUCTOR, INC.

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) CONCENTRATION OF RISK

     The Company uses financial instruments that potentially subject it to concentrations of credit risk. Such instruments include cash equivalents, short-term investments, accounts receivable, and financial instruments used in hedging activities. The Company invests its cash in cash deposits, money market funds, commercial paper, or readily marketable debt securities. The Company places its investments with high-credit quality financial institutions and limits the credit exposure to any one financial institution or instrument. To date, the Company has not experienced losses on these investments. The Company primarily sells its products to original equipment manufacturers and distributors. The Company performs ongoing credit evaluations of its customers' financial positions and generally requires no collateral. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

     The Company operates a wafer fabrication facility, which involves significant risks inherent in any manufacturing endeavor, including production yields, technical difficulties with process control, and other events.

     Sales and marketing risks include such factors as the loss of a significant distributor, concentration of customers, and volume discounts that may be granted to significant customers.

INVENTORIES

     Inventories are stated at the lower of standard cost, which approximates actual (first-in, first-out method) or market (estimated net realizable value).

     The Company's inventory valuation process is done on a part-by-part basis. Lower of cost to market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reduction of sales prices, excess inventory levels, and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

     The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Demand will differ from forecasts, and such a difference may have a material effect on actual results of operations.

     Given the volatility of the market for the Company's products, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecast demand. However, such backlog demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitability differ from such backlog and forecast demand, and such differences may be material to the financial statements. Excess inventory increases the risk of obsolescence, is a nonproductive use of capital resources, increases inventory handling costs, and delays realization of the price and performance benefits associated with more advanced manufacturing processes.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of two to ten years. Capitalized leases and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the lease. The Company performs reviews to determine if property and equipment impairment

                          QUALITY SEMICONDUCTOR, INC.

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) indicators exist. If impairment indicators are present, the Company considers the need to write-down property and equipment to its estimated net realizable value.

REVENUE RECOGNITION AND DEFERRED REVENUE

     Revenue from product sales to customers other than sales to domestic distributors are recorded when products are shipped. Sales made to domestic distributors under agreements allowing price protection and right of return on merchandise unsold by the distributors are deferred until the merchandise is sold by the distributors.

ADVERTISING AND PROMOTION COSTS

     The Company's policy is to expense advertising and promotion costs as they are incurred. The Company's advertising and promotion expenses were approximately $752,000, $577,000, and $511,000 in fiscal 1998, 1997, and 1996, respectively.

FOREIGN EXCHANGE FORWARD CONTRACTS

     The Company may enter into foreign currency forward exchange contracts to manage exposure related to certain foreign currency commitments and balance sheet positions. The Company does not enter into derivative financial instruments for trading purposes. Foreign currency forward exchange contracts designated as effective hedges of firm commitments are treated as hedges for accounting purposes. Gains and losses related to qualified accounting hedges of firm commitments are deferred and are recognized in income when the underlying hedged transaction is settled.

     The Company remains subject to the transaction exposures that arise from foreign exchange movements between the dates of when foreign currency purchase transactions are recorded and the dates cash payments are made in foreign currencies. At September 30, 1998 and 1997, there were no contracts outstanding.

STOCK BASED COMPENSATION

     The Company accounts for employee stock based compensation in accordance with the provisions of the Accounting Principles Board Opinion No. 25 "Accounting For Stock Issued to Employees" (APP Opinion 25). In October 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123, "Accounting For Stock-Based Compensation" (SFAS
123), which provides an alternative to APB Opinion No. 25. As allowed under SFAS 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB Opinion No. 25 (see Note 8).

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 will be adopted by the Company in fiscal 1999.

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131), which changes the way public companies report information about operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entitywide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. SFAS 131 will be adopted by the Company in fiscal 1999.

                          QUALITY SEMICONDUCTOR, INC.

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for derivatives used for hedging activities. It requires that all derivatives be recognized either as an asset or liability and measured at fair value. SFAS 133 is effective for all fiscal quarters for fiscal years beginning after June 15, 1999 and will be adopted by the Company in fiscal 2000. Adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

 2. FINANCIAL INSTRUMENTS

     The following is a summary of the fair value of available-for-sale securities at September 30, 1998 and 1997:

                                                              SEPTEMBER 30,
                                                            -----------------
                                                             1998      1997
                                                            ------    -------
                                                             (IN THOUSANDS)
Municipal bonds...........................................  $3,700    $ 6,966
Auction rate preferreds...................................     800      1,450
Commercial paper and other................................      64      2,705
                                                            ------    -------
                                                            $4,564    $11,121
                                                            ======    =======
Included in short-term investments........................  $1,900    $ 3,656
Included in cash and cash equivalents.....................   2,664      7,465
                                                            ------    -------
                                                            $4,564    $11,121
                                                            ======    =======

     The fair value of all available-for-sale securities approximates amortized cost. Gross realized and unrealized gains and losses on the sale of available-for-sale securities has not been material.

     The fair value of the Company's investments in debt securities, by contractual maturity, is as follows:

                                                              SEPTEMBER 30,
                                                             ----------------
                                                              1998      1997
                                                             ------    ------
                                                              (IN THOUSANDS)
Due in less than one year..................................  $3,764    $9,671
                                                             ------    ------
                                                             $3,764    $9,671
                                                             ======    ======

 3. INVENTORIES

     Inventories consist of the following at September 30:

                                                             1998      1997
                                                            ------    -------
                                                             (IN THOUSANDS)
Inventories:
  Raw materials...........................................  $1,078    $ 5,421
  Work-in-process.........................................   4,270      3,770
  Finished goods..........................................   2,862      8,498
                                                            ------    -------
                                                            $8,210    $17,689
                                                            ======    =======

                          QUALITY SEMICONDUCTOR, INC.

 4. PROPERTY, EQUIPMENT, AND LEASEHOLD IMPROVEMENTS

     Property, equipment, and leasehold improvements consist of the following at September 30:

                                                            1998       1997
                                                           -------    -------
                                                             (IN THOUSANDS)
Property and equipment:
  Equipment and software.................................  $41,830    $36,631
  Furniture and fixtures.................................      908        795
  Leasehold improvements.................................    1,470      1,608
                                                           -------    -------
                                                            44,208     39,034
  Less accumulated depreciation and amortization.........   22,421     16,175
                                                           -------    -------
                                                           $21,787    $22,859
                                                           =======    =======

     Equipment includes $1,475,000 of equipment under capital leases at September 30, 1998. Accumulated depreciation for such equipment was $117,000 at September 30, 1998.

 5. PURCHASE OF BUSINESS

     On February 16, 1996, the Company acquired certain assets of AWA MicroElectronics Pty. Ltd. (AWAM), a subsidiary of AWA Limited, based in Sydney, Australia. The AWAM assets that were acquired by a new subsidiary of the Company, QSA, included a fully operational wafer foundry business and product design center. The acquisition was accounted for using the purchase method. QSA's results of operations have been included in the consolidated results of operations since the date of acquisition.

     The net purchase price of the AWAM facility was $11.8 million, consisting of $5.0 million cash, $6.3 million present value of redeemable preference shares of QSA, fair value of warrants of $65,000, and acquisition costs of approximately $400,000. The allocation of the purchase price, based upon an independent valuation, consisted of $8.8 million of net tangible assets and $3.0 million of intangible assets that were related to assembled workforce, customer base, and goodwill, which are being amortized over five years. The Company incurred approximately $505,000 of amortization expense in fiscal 1998 ($610,000 and $375,000 in fiscal 1997 and 1996, respectively). AWA Limited was issued 1,000 redeemable preference shares of QSA at an issue price of $1,125 per share. In July 1997, the Company redeemed 426 preference shares for approximately $3.0 million dollars. The Company redeemed the final 574 preference shares for approximately $4.0 million (including interest charges) in January 1998.

     Other income of $1.4 million in fiscal 1996 was earned as a result of engineering and marketing services provided by the Company pursuant to an agreement with AWA Limited.

 6. LONG-TERM OBLIGATIONS TO RELATED PARTY AND CAPITAL LEASE OBLIGATIONS

     On March 28, 1996, the Company entered into an agreement with Kanematsu USA, Inc., a subsidiary of Kanematsu Semiconductor Corporation (Kanematsu), whose president is a director of the Company, to finance approximately $8.0 million of wafer fabrication equipment for installation at QSA. In March 1997, the Company agreed to enter into a second finance arrangement with Kanematsu USA Inc. to finance an additional $2.5 million. These agreements expire March 31, 2001, and the borrowings bear interest of 8.5% and 9.25% respectively. There were borrowings of approximately $10.3 million against these agreements, of which approximately $6.7 million was outstanding at September 30, 1998.

     In fiscal 1998, the Company leased a portion of its equipment under capital lease agreements, which required the Company to maintain certain financial ratios and a minimum cash balance. As of September 30, 1998, the Company was in compliance with the covenant requirements contained in the lease.

                          QUALITY SEMICONDUCTOR, INC.

 6. LONG-TERM OBLIGATIONS TO RELATED PARTY AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
     Future maturities of long-term obligations to Kanematsu and minimum payments for capital lease obligations are as follows:

                                                   CAPITAL LEASE      LONG-TERM
            YEAR ENDING SEPTEMBER 30,               OBLIGATIONS      OBLIGATIONS
            -------------------------              -------------    --------------
                                                           (IN THOUSANDS)
1999.............................................     $  474            $2,488
2000.............................................        474             2,713
2001.............................................        569             1,453
Less amounts representing interest...............       (159)               --
                                                      ------            ------
                                                      $1,358            $6,654
                                                      ======            ======

 7. NET INCOME (LOSS) PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                          FOR THE YEARS ENDED SEPTEMBER 30,
                                                        --------------------------------------
                                                           1998          1997          1996
                                                        -----------    ---------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
BASIC NET INCOME (LOSS) PER SHARE COMPUTATION
  Numerator:
     Net income (loss)..............................     $(15,334)      $  210       $(1,310)
                                                         ========       ======       =======
  Denominator:
     Weighted average number of common shares
       outstanding during the period................        7,428        6,361         5,524
                                                         ========       ======       =======
  Basic net income (loss) per share.................     $  (2.06)      $ 0.03       $ (0.24)
                                                         ========       ======       =======
DILUTED NET INCOME (LOSS) PER SHARE COMPUTATION
  Numerator:
     Net income (loss)..............................     $(15,334)      $  210       $(1,310)
                                                         ========       ======       =======
  Denominator:
     Weighted average number of common shares
       outstanding during the period................        7,428        6,361         5,524
  Effect of dilutive securities:
     Stock options..................................           --          676            --
     Warrants.......................................           --           16            --
                                                         ========       ======       =======
          Total.....................................        7,428        7,053         5,524
                                                         ========       ======       =======
  Dilutive net income (loss) per share..............     $  (2.06)      $ 0.03       $ (0.24)
                                                         ========       ======       =======

     Options and warrants outstanding during 1998 and 1996 were excluded from the computation of diluted net loss per common share because the effect in years with a net loss would be antidilutive.

 8. SHAREHOLDERS' EQUITY

WARRANTS

     As partial consideration for the purchase of QSA, the Company issued 50,000 warrants with an exercise price of $13.00 per share, valued at $65,000, which expire in February 1999. In May 1997, the Company

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
issued 108,000 warrants with an exercise price of $8.50 in conjunction with the completed private placement of 1,080,000 shares of common stock. The warrants expired in May 1998.

PREFERRED STOCK

     The Board of Directors has the authority, without any further vote or action by the shareholders, to provide for the issuance of 1,000,000 shares of preferred stock from time to time in one or more series with such designations, rights, preferences, and limitations as the Board of Directors may determine, including the consideration received, the number of shares comprising each series, dividend rates, redemption provisions, liquidation preferences, redemption fund provisions, conversion rights, and voting rights, all without the approval of the holders of common stock.

STOCK OPTION PLANS

     The Company's 1989 and 1995 Stock Option Plans (the Plans) provide for the grant of incentive stock options and nonstatutory stock options to employees, directors, and consultants of the Company at prices ranging from 85% to 110% (depending on the type of grant) of the fair market value of the common stock on the date of grant as determined by the Board of Directors. The options generally vest at a rate of 25% one year after the date of the grant and additionally every six months or monthly thereafter. The vesting and exercise provisions of the option grants are determined by the Board of Directors.

     The following is a summary of option activities for the plans (in thousands, except per share amounts):

                                                               OPTIONS OUTSTANDING
                                                  ---------------------------------------------
                                     AVAILABLE                                      WEIGHTED
                                        FOR        NUMBER          PRICE            AVERAGE
                                       GRANT      OF SHARES      PER SHARE       EXERCISE PRICE
                                     ---------    ---------    --------------    --------------
BALANCE AT SEPTEMBER 30, 1995......      105          928      $0.75 - $15.00        $6.23
  Authorized.......................      410           --            --                 --
  Granted..........................   (1,347)       1,347      $4.25 - $ 8.00        $5.25
  Exercised........................       --         (116)     $0.75 - $ 8.00        $2.09
  Canceled.........................      920         (920)     $0.75 - $15.00        $8.59
                                      ------       ------
BALANCE AT SEPTEMBER 30, 1996......       88        1,239      $1.20 - $ 7.92        $3.79
  Authorized.......................      533           --            --                 --
  Granted..........................     (572)         572      $7.00 - $14.00        $8.36
  Exercised........................       --         (312)     $0.75 - $ 9.00        $3.39
  Canceled.........................      271         (271)     $1.20 - $ 8.25        $4.94
                                      ------       ------
BALANCE AT SEPTEMBER 30, 1997......      320        1,228      $1.20 - $14.00        $5.79
  Authorized.......................      340           --            --                 --
  Granted..........................   (1,497)       1,497      $2.03 - $ 6.50        $3.42
  Exercised........................       --          (31)     $1.20 - $ 8.25        $4.09
  Canceled.........................    1,258       (1,258)     $1.20 - $14.00        $5.67
                                      ------       ------
BALANCE AT SEPTEMBER 30, 1998......      421        1,436      $1.20 - $ 9.00        $3.63
                                      ======       ======

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
     Outstanding and exercisable options presented by price range as of September 30, 1998 are as follows:

                                   OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                 -------------------------------------------------------   ------------------------------------
                                     WEIGHTED AVERAGE
                 NUMBER OF OPTIONS      REMAINING                          NUMBER OF OPTIONS
   RANGE OF      OUTSTANDING AS OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   EXERCISABLE AS OF   WEIGHTED AVERAGE
EXERCISE PRICES       9/30/98            (YEARS)         EXERCISE PRICE         9/30/98         EXERCISE PRICE
---------------  -----------------   ----------------   ----------------   -----------------   ----------------
$1.20 - $2.03..         38,166             9.57              $1.99                1,666             $1.20
$2.25 - $2.25..        749,391             8.51              $2.25                   --             $  --
$2.70 - $3.93..        163,882             4.44              $3.25               95,966             $2.76
$4.00 - $4.00..        150,000             9.29              $4.00                   --             $  --
$4.25 - $4.25..        201,061             7.81              $4.25              109,499             $4.25
$5.00 - $8.00..        162,557             8.48              $5.75               48,095             $6.35
$8.25 - $8.25..         90,875             8.56              $8.25               32,751             $8.25
$8.37 - $8.37..         10,000             6.88              $8.37                   --             $  --
$8.75 - $8.75..          7,500             7.14              $8.75                   --             $  --
$9.00 - $9.00..         25,000             6.14              $9.00               17,500             $9.00
                     ---------                                                  -------
$1.20 - $9.00..      1,598,432             8.05              $3.63              305,477             $4.80
                     =========                                                  =======

     Options to purchase approximately 305,000 and 360,000 shares were exercisable at September 30, 1998 and 1997, respectively. Agreements covering a majority of the outstanding options provide for acceleration of vesting upon a change in control of the Company.

     In January 1994, the shareholders approved the adoption of the 1993 Employee Stock Purchase Plan (the 1993 Purchase Plan) covering 200,000 shares of common stock for issuance under the plan and the adoption of the 1993 Directors' Stock Option Plan (the Directors' Plan) covering 100,000 shares of common stock for issuance under that plan. In February 1998, the shareholders approved an increase to the number of shares of common stock reserved for issuance under the 1993 Purchase Plan by 100,000 shares to an aggregate total of 300,000 shares. Under the 1993 Purchase Plan, employees may be granted the opportunity to purchase common stock at 85% of market value on the first or last day of the offering period (as defined by the plan), whichever is lower. The Directors' Plan provides for the issuance of stock options to directors of the Company. There were 107,368, 52,762 and 79,770 shares issued under the 1993 Purchase Plan in 1998, 1997, and 1996 respectively, and 16,735 shares remained available for issuance as of September 30, 1998. The Company has granted 77,500 options under the Directors' Plan at exercise prices between $6.19 to $9.00; 5,000 options were exercised, and 10,000 options were canceled as of September 30, 1998.

     In February 1998, the Board of Directors granted stock options for an additional 100,000 common shares outside of any Company stock option plan at an exercise price of $4.00. At September 30, 1998, all of these stock options remain outstanding.

     In February 1996, the Board of Directors approved a plan for the Company to repurchase up to 200,000 shares of its outstanding common stock in the open market from time to time, limited to the total purchase price of $1.3 million per the loan agreement. During fiscal 1996, the Company repurchased 135,000 shares at an average price of $6.07. During fiscal 1997, the Company repurchased an additional 32,500 shares at an average price of $7.06. During fiscal 1998, the Company repurchased an additional 30,000 shares at an average price of $5.19. In November 1998, the Board of Directors cancelled the common stock repurchase plan.

     In July 1996, the Company offered all optionees holding outstanding options the opportunity to exchange such options for similar options with exercise prices equal to the then fair market value. Under the July 1996

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
offer, options to purchase 564,375 shares with exercise prices exceeding $4.25 per share were exchanged for similar options exercisable at $4.25 per share. Except for officers, each option retained the original option's four-year vesting period. The 196,500 options exchanged by officers have vesting beginning with the new grant date. The effect of these exchanges has been included in the table in 1996 activity for options granted and canceled.

     In July 1998, the Company offered all optionees, excluding officers, holding outstanding options the opportunity to exchange such options for similar options with exercise prices equal to the then fair market value. Under the July 1998 offer, options to purchase 775,000 shares with exercise prices exceeding $2.25 per share were exchanged for similar options exercisable at $2.25 per share. Each option retained the original four-year vesting period. However, the options are not exercisable for six months. The effect of the exchange has been included in the table in 1998 activity for options granted and canceled.

     Common stock was reserved for issuance as follows (in thousands of shares):

                                                              SEPTEMBER 30,
                                                              --------------
                                                              1998     1997
                                                              -----    -----
1989 and 1995 Stock Option Plans............................  1,857    1,548
1993 Purchase Plan, Directors' Plan, and other..............    212      119
Warrants....................................................     50      158
                                                              -----    -----
                                                              2,119    1,825
                                                              =====    =====

SHAREHOLDER RIGHTS PLAN

     In September 1997, the Company adopted a shareholder rights plan and declared a dividend distribution of one common stock purchase right for each outstanding share of common stock. The rights became exercisable based upon the occurrence of certain conditions, including acquisitions of the Company stock, tender or exchange offers, and certain business combination transactions of the Company. In the event one of the conditions is triggered, each right entitles the registered holder to purchase a number of shares of common stock of the Company or, under limited circumstances, of the acquirer. The rights are redeemable at the Company's option, under certain conditions, for $0.01 per right and expire September 17, 2007.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies APB Opinion No. 25 and related interpretations in accounting for stock-based awards to employees and directors. If compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                                                                    SEPTEMBER 30,
                                                       ---------------------------------------
                                                          1998           1997          1996
                                                       -----------    ----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
  As reported........................................   $(15,334)      $   210       $(1,310)
  Pro forma..........................................   $(17,048)      $(1,155)      $(2,259)
Basic and diluted net income (loss) per share
  As reported........................................   $  (2.06)      $ (0.03)      $ (0.24)
  Pro forma..........................................   $  (2.30)      $ (0.18)      $ (0.41)

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to September 30, 1995, the pro forma effect will not be fully reflected until 1999.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock-based awards to employees have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock-based awards to employees. The following weighted average assumptions were used to calculate the fair value for grants during the years ended September 30, 1998, 1997 and 1996: risk-free interest rates of 5.36%, 6.35% and 6.18% for 1998, 1997 and 1996, respectively; a dividend yield of 0% for all years; a weighted average expected life of 4.32 years for both 1998 and 1997 and
4.28 years for 1996, and a volatility factor of the expected market price of the Company's common stock of .83, .84, and .84, for 1998, 1997 and 1996, respectively. The weighted average grant date fair value of options granted during 1998, 1997 and 1996 was $2.23, $5.56 and $3.44, respectively.

     Compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for these rights granted in 1998, 1997 and 1996: a dividend yield of 0% for all years; an expected life of six months for all years; an expected volatility of
 .83, .69 and .69 for 1998, 1997 and 1996, respectively; and a risk-free interest rate of 5.05%, 5.45% and 5.25% for 1998, 1997 and 1996, respectively. The weighted average fair market value of the purchase rights granted in 1998, 1997 and 1996 was $1.10, $3.40 and $3.23 respectively.

 9. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

     The Company leases its manufacturing and office facilities and certain equipment under noncancelable operating leases expiring through 2010. The Company is generally responsible for taxes, insurance, and utilities under these leases. The Company's office facilities lease contains scheduled rent increases over the term of the lease. Rental expense is charged to operations on a straight-line basis over the lease term. The office facilities lease is secured by a deposit of $47,500 included in deposits and other assets.

     Future minimum lease payments under noncancelable operating leases are as follows:

                                                         SEPTEMBER 30,
                                                              1998
                                                         --------------
                                                         (IN THOUSANDS)
1999.................................................        $1,414
2000.................................................         1,428
2001.................................................           847
2002.................................................           340
2003.................................................           364
Thereafter...........................................         3,489
                                                             ------
                                                             $7,882
                                                             ======

     Total rent expense for fiscal 1998, 1997 and 1996 was approximately $1,418,000, $1,343,000, and $952,000, respectively.

                          QUALITY SEMICONDUCTOR, INC.

 9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
CONTINGENCIES

     The Company has from time to time received communications from third parties asserting that the Company is infringing certain patents and other intellectual property rights of others or seeking indemnifications against such alleged infringements. The Company is unable to determine at this time the extent to which these matters will be pursued by claimants or to predict with certainty the eventual outcome. However, the Company believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

10. PROVISION (BENEFIT) FOR TAXES

     The provision (benefit) for income taxes consists of the following:

                                                                 SEPTEMBER 30,
                                                            ------------------------
                                                             1998     1997     1996
                                                            ------    -----    -----
                                                                 (IN THOUSANDS)
Federal:
  Current.................................................  $ (466)   $ 956    $ 282
  Deferred................................................   2,360     (689)    (700)
                                                            ------    -----    -----
                                                             1,894      267     (418)
State:
  Current.................................................      --       --     (122)
  Deferred................................................     622     (155)    (112)
                                                            ------    -----    -----
                                                               622     (155)    (234)
Foreign:
  Current.................................................     417      339      267
  Deferred................................................    (549)    (339)    (320)
                                                            ------    -----    -----
                                                              (132)      --      (53)
                                                            ------    -----    -----
                                                            $2,384    $ 112    $(705)
                                                            ======    =====    =====

     A reconciliation of the income tax provision (benefit) at the federal statutory rate (35%) to the income tax provision (benefit) at the effective tax rate is as follows:

                                                                 SEPTEMBER 30,
                                                            ------------------------
                                                             1998      1997    1996
                                                            -------    ----    -----
                                                                 (IN THOUSANDS)
Income tax computed at the federal statutory rate.........  $(4,533)   $112    $(705)
State taxes (net of federal effect).......................       --    (101)    (152)
Research and development credits..........................       --    (278)     (53)
Goodwill amortization.....................................      123     220      101
Nondeductible interest....................................       --     184      145
Tax exempt interest.......................................       --     (70)    (140)
Operating losses not benefited............................    6,794      --       --
Other individually immaterial items.......................       --      45       99
                                                            -------    ----    -----
                                                            $ 2,384    $112    $(705)
                                                            =======    ====    =====

                          QUALITY SEMICONDUCTOR, INC.

10. PROVISION (BENEFIT) FOR TAXES (CONTINUED)
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of September 30, 1998 and 1997 are as follows:

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 4,873    $    --
  Research and development tax credit carryforwards.........      770        184
  Inventory.................................................      881      1,673
  Deferred income...........................................    1,096      1,121
  Other individually immaterial items.......................      637        386
                                                              -------    -------
          Total deferred tax assets.........................    8,257      3,364
Valuation allowance.........................................   (8,091)        --
                                                              -------    -------
Net deferred tax assets.....................................  $   166    $ 3,364
                                                              =======    =======
Deferred tax liabilities:
  Fixed and intangible assets with no tax basis.............  $  (832)   $(1,563)
  Depreciation..............................................       --       (382)
                                                              -------    -------
          Total deferred tax liabilities....................  $  (832)   $(1,945)
                                                              =======    =======

     As of September 30, 1998, the Company had federal and state net operating loss carryforwards of approximately $12,000,000 and $10,000,000, respectively, which will expire in the years 2002 through 2018, if not utilized. In addition, the Company had federal and state tax credit carryforwards of approximately $300,000 and $600,000, respectively, which will expire in the years 2002 through 2013, if not utilized.

     The components of the Company's income (loss) before provision (benefit) for taxes are as follows:

                                                         YEARS ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         1998       1997       1996
                                                       --------    -------    -------
                                                               (IN THOUSANDS)
Domestic.............................................  $(11,812)   $(1,480)   $(1,453)
Foreign..............................................      (768)    (1,158)      (562)
Eliminations.........................................      (370)        --         --
                                                       --------    -------    -------
                                                       $(12,950)   $   322    $(2,015)
                                                       ========    =======    =======

11. RELATED PARTY TRANSACTIONS

     Kanematsu acts as an intermediary in the purchase of wafers from other suppliers. The Company purchased $300,000, $1,400,000 and $6,800,000 of wafers through Kanematsu in fiscal 1998, 1997 and 1996, respectively.

     Kanematsu also acts as a distribution representative to sell products of the Company. Sales by the Company to Kanematsu were $7,116,000, $10,520,000 and $4,898,000 in fiscal 1998, 1997 and 1996, respectively.

                          QUALITY SEMICONDUCTOR, INC.

11. RELATED PARTY TRANSACTIONS (CONTINUED)
     In addition, Kanematsu acts as a sales agent for the Company in Japan for which the Company makes commission payments to Kanematsu. Commissions paid by the Company to Kanematsu were $53,000, $56,000 and $278,000 in fiscal 1998, 1997 and 1996, respectively.

12. INDUSTRY AND GEOGRAPHIC INFORMATION

     The Company operates in a single industry segment. The Company markets its products in the United States and in foreign countries through its sales personnel, independent sales representatives and distributors. The following table summarizes the Company's operations in different geographic areas for 1998, 1997 and 1996:

                                              UNITED                  ADJUSTMENTS AND
                                              STATES     AUSTRALIA     ELIMINATIONS      CONSOLIDATED
                                             --------    ---------    ---------------    ------------
                                                                  (IN THOUSANDS)
YEAR ENDED SEPTEMBER 30, 1998
Sales to unaffiliated customers............  $ 58,409     $ 2,409        $     --          $ 60,818
Transfers between geographic areas.........  $     --     $ 9,595        $ (9,595)         $     --
                                             --------     -------        --------          --------
          Total Revenue....................  $ 58,409     $12,004        $ (9,595)         $ 60,818
                                             ========     =======        ========          ========
Income (loss) from operations..............  $(11,177)    $  (761)       $   (370)         $(12,308)
Other Income (expense), net................  $   (635)    $    (7)       $     --          $   (642)
                                             --------     -------        --------          --------
Income (loss) before income taxes..........  $(11,812)    $  (768)       $   (370)         $(12,950)
                                             ========     =======        ========          ========
Identifiable assets........................  $ 37,048     $ 9,635        $   (370)         $ 46,313
                                             ========     =======        ========          ========

YEAR ENDED SEPTEMBER 30, 1997
Sales to unaffiliated customers............  $ 59,271     $ 3,420        $     --          $ 62,691
Transfers between geographic areas.........  $     --     $10,909        $(10,909)         $     --
                                             --------     -------        --------          --------
          Total Revenue....................  $ 59,271     $14,329        $(10,909)         $ 62,691
                                             ========     =======        ========          ========
Income (loss) from operations..............  $ (1,298)    $  (578)       $     --          $    720
Other Income (expense), net................  $   (154)    $  (244)       $     --          $   (398)
Income (loss) before income taxes..........  $ (1,144)    $  (822)       $     --          $    322
                                             ========     =======        ========          ========
Identifiable assets........................  $ 47,249     $22,583        $     --          $ 69,832
                                             ========     =======        ========          ========

YEAR ENDED SEPTEMBER 30, 1996
Sales to unaffiliated customers............  $ 40,814     $ 3,874        $     --          $ 44,688
Transfers between geographic areas.........  $     --     $   420        $   (420)         $     --
                                             --------     -------        --------          --------
          Total Revenue....................  $ 40,814     $ 4,294        $   (420)         $ 44,688
                                             ========     =======        ========          ========
Income (loss) from operations..............  $ (1,813)    $(1,717)       $     --          $ (3,530)
Other Income (expense), net................  $    360     $ 1,155        $     --          $  1,515
Income (loss) before income taxes..........  $ (1,453)    $  (562)       $     --          $ (2,015)
                                             ========     =======        ========          ========
Identifiable assets........................  $ 35,279     $17,242        $     --          $ 52,521
                                             ========     =======        ========          ========

                          QUALITY SEMICONDUCTOR, INC.

12. INDUSTRY AND GEOGRAPHIC INFORMATION (CONTINUED)
     Total export revenues consisting of sales from the Company's U.S. operating subsidiaries to non-affiliated customers by geographic region for the three years ended September 30, 1998, are as follows:

                                                  YEARS ENDED SEPTEMBER 30,
                                                -----------------------------
                                                 1998       1997       1996
                                                -------    -------    -------
                                                       (IN THOUSANDS)
Far East......................................   15,718     21,064     15,073
Europe........................................    5,377      5,015      2,105
                                                -------    -------    -------
                                                $21,095    $26,079    $17,178
                                                =======    =======    =======

     One customer accounted for 15%, 12% and 19% of net revenues in fiscal 1998, 1997 and 1996, respectively. In fiscal 1998, 1997, and 1996 one additional customer accounted for 12%, 17%, and 11% of net revenues, respectively. In fiscal 1996, one additional customer accounted for 10% of total product revenues.

13. SUBSEQUENT EVENTS (UNAUDITED)

     On November 1, 1998, the Company signed a definitive agreement and plan of merger with Integrated Device Technology, Inc. (IDT). Under the terms of the agreement, each issued and outstanding share of the Company, at the effective time of the merger, will be exchanged for 0.6875 shares of IDT common stock. The merger is planned to close during the second quarter of the Company's fiscal 1999.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                 CHARGED TO
                                                     BEGINNING   COSTS AND       (1)        ENDING
                                                      BALANCE     EXPENSES    DEDUCTIONS   BALANCE
                                                     ---------   ----------   ----------   --------
Year ended September 30, 1998
  Allowance for Doubtful Accounts..................  $197,000     $130,000     $161,000    $166,000
  Allowance for Sales Returns......................   659,000           --      363,000     296,000
                                                     --------     --------     --------    --------
                                                     $856,000     $130,000     $524,000    $462,000
                                                     ========     ========     ========    ========
Year ended September 30, 1997
  Allowance for Doubtful Accounts..................  $123,000     $ 74,000     $     --    $197,000
  Allowance for Sales Returns......................    50,000      609,000           --     659,000
                                                     --------     --------     --------    --------
                                                     $173,000     $683,000     $     --    $856,000
                                                     ========     ========     ========    ========
Year ended September 30, 1996
  Allowance for Doubtful Accounts..................  $123,000     $     --     $     --    $123,000
  Allowance for Sales Returns......................        --       50,000           --      50,000
                                                     --------     --------     --------    --------
                                                     $123,000     $ 50,000     $     --    $173,000
                                                     ========     ========     ========    ========

---------------
(1) Primarily deductions represent write-offs of accounts receivable and sales returns.

                               INDEX TO EXHIBITS

  EXHIBIT                                                                  PAGE
  NUMBER                    EXHIBIT DOCUMENT DESCRIPTION                  NUMBER
  -------                   ----------------------------                  ------
   2.1      Asset Purchase Agreement dated January 2, 1996 between
            Quality Semiconductor Australia Pty. Ltd. and AWA
            Microelectronics Pty. Ltd. (incorporated by reference to
            Exhibit 2.1 of the Company's Form 8-K filed on March 4,
            1996).......................................................
   3.1      Amended and Restated Articles of Incorporation of the
            Company (incorporated by reference to Exhibit 3.1 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective on November 16, 1994).....
   3.2      Bylaws of the Company, as amended(1)........................
   4.1      Subscription Agreement dated January 12, 1996 between AWA
            Limited and Quality Semiconductor Australia Pty. Ltd
            (incorporated by reference to Exhibit 4.1 of the Company's
            Form 8-K filed on March 4, 1996)............................
   4.2      Put Option dated January 12, 1996 between Quality
            Semiconductor, Inc. and AWA Limited (incorporated by
            reference to Exhibit 4.2 of the Company's Form 8-K filed on
            March 4, 1996)..............................................
   4.3      Common Stock Purchase Warrant dated February 16, 1996 issued by Quality Semiconductor, Inc. to AWA Limited (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on March 4, 1996)...........................................
   4.4      Form of QSA Convertible/Redeemable Note Issuance Agreement
            dated November 21, 1996 between Quality Semiconductor
            Australia, Pty. Limited, Quality Semiconductor, Inc. and
            Technology Associates (Note No. 1) (incorporated by
            reference to Exhibit 4.1 of the Company's Form 8-K filed on
            December 11, 1996)..........................................
   4.5      Form of QSA Convertible/Redeemable Note Issuance Agreement,
            dated November 21, 1996 between Quality Semiconductor
            Australia Pty. Limited, Quality Semiconductor, Inc. and Win
            Win Venture Capital Corporation (Note No. 3) (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on December 11, 1996).......................................
   4.6      Form of QSA Convertible/Redeemable Note Issuance Agreement,
            dated November 21, 1996, between Quality Semiconductor
            Australia, Pty. Limited, Quality Semiconductor, Inc. and Win
            Win Venture Capital Corporation (Note No. 4) (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on December 11, 1996).......................................
   4.7      Form of QSA Convertible/Redeemable Note Issuance Agreement,
            dated November 21, 1996, between Quality Semiconductor
            Australia, Pty. Limited, Quality Semiconductor, Inc. and Win
            Win Venture Capital Corporation (Note No. 5) (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed on December 11, 1996).......................................
   4.8      Form of Unsecured Convertible Promissory Note of Quality
            Semiconductor Australia, Pty. Limited (incorporated by
            reference to Exhibit 4.5 of the Company's Form 8-K filed on
            December 11, 1996)..........................................
   4.9      Unit Purchase Agreement (including Warrant), dated May 22,
            1997 between Quality Semiconductor, Inc. and the Purchasers
            (incorporated by reference to Exhibit 4.1(1) of S-3 filed on
            June 27, 1997)..............................................

  EXHIBIT                                                                  PAGE
  NUMBER                    EXHIBIT DOCUMENT DESCRIPTION                  NUMBER
  -------                   ----------------------------                  ------
   4.13     Preferred Shares Rights Agreement, dated August 29, 1997
            between Quality Semiconductor, Inc. and BankBoston N.A.,
            including the Certificate of Designation of Rights,
            Preferences and Privileges of Series Participating Preferred
            Stock, the Form of Rights Certificate and the Summary of
            Rights attached thereto as Exhibit A, B, and C, respectively
            (incorporated by reference to Exhibit 4.1 of the Company's
            Form 8-K filed on September 16, 1997).......................
  10.1      Form of Indemnification Agreement for directors and officers
            (incorporated by reference to Exhibit 10.1 of the Company's
            Registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.2      Amended and Restated 1989 Stock Option Plan and forms of
            agreements thereunder (incorporated by reference to Exhibit
            10.2 of the Company's Registration Statement on Form S-1
            (File No. 33-72884), which became effective on November 16,
            1994).......................................................
  10.3      1993 Employee Stock Option Plan and forms of agreements
            thereunder (incorporated by reference to Exhibit 10.3 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective November 16, 1994)........
  10.4      Amended and Restated 1993 Directors' Stock Option Plan and
            forms of subscription agreement(1)..........................
  10.5      Amended and Restated 1995 Stock Option Plan and form of
            agreement thereunder (incorporated by reference to Exhibit
            4.3 of the Company's Form S-8 filed April 25, 1997).........
  10.6      Technology/Product Development & Licensee Agreement between the Company and Seiko Instruments, Inc., dated as of October
            17, 1988 (incorporated by reference to Exhibit 10.13 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective on November 16, 1994).....
  10.7      Technology/Product Development & License Agreement between the Company and Yamaha Corporation, dated as of September
            23, 1989 (incorporated by reference to Exhibit 10.14 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective on November 16, 1994).....
  10.8      Distribution Agreement between the Company and Kanematsu
            Semiconductor Corporation, dated as of November 7, 1991
            (incorporated by reference to Exhibit 10.15 of the Company's registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.9      Sales Agreement between the Company and Kanematsu
            Semiconductor Corporation, dated as of June 1, 1990
            (incorporated by reference to Exhibit 10.16 of the Company's
            Registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.10     Lease Agreement dated December 12, 1990 between the Company and the Prudential Insurance Company of America
            (incorporated by reference to Exhibit 10.19 of the Company's
            Registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.11     Master Lease Agreement dated November 1, 1993 between the
            Company and Comdisco Inc., as amended (incorporated by
            reference to Exhibit 10.20 of the Company's Registration
            Statement on Form S-1 (File No. 33-72884), which became
            effective on November 16, 1994).............................

  EXHIBIT                                                                  PAGE
  NUMBER                    EXHIBIT DOCUMENT DESCRIPTION                  NUMBER
  -------                   ----------------------------                  ------
  10.12     Guaranty and Indemnification Agreement dated January 12,
            1996 among AWA Limited, Quality Semiconductor Australia Pty.
            Ltd. and Quality Semiconductor, Inc. (incorporated by
            reference to Exhibit 2.2 of the Company's Form 8-K filed on
            March 4, 1996)..............................................
  10.13     Technology Services Agreement dated February 16, 1996 among
            AWA Limited, AWA MicroElectronics Pty. Ltd. and Quality
            Semiconductor, Australia Pty. Ltd. (incorporated by
            reference to Exhibit 2.3 of the Company's Form 8-K filed on
            March 4, 1996)..............................................
  10.14     Building Lease Agreement, as amended, dated July 22, 1997
            between the Company and James S. Lindsay (incorporated by
            reference to Exhibit 10.14 of the Company's Form 10-K (File
            No. 2-23128) filed on December 19, 1997)....................
  10.15     Credit Agreement amendment, dated June 25, 1997 between the
            Company and Bank of America (incorporated by reference to
            Exhibit 10.15 of the Company's Form 10-K (File No. 2-23128)
            filed on December 19, 1997).................................
  10.16     Change of Control Agreement, effective August 28, 1997
            between the Company and Directors (incorporated by reference to Exhibit 10.16 of the Company's Form 10-K (File No.
            2-23128) filed on December 19, 1997)........................
  10.17     Change of Control Agreement effective August 28, 1997
            between the Company and R. Paul Gupta (incorporated by
            reference to Exhibit 10.17 of the Company's Form 10-K (File
            No. 2-23128) filed on December 19, 1997)....................
  10.18     Change of Control Agreement effective August 28, 1997
            between the Company and employees (incorporated by reference to Exhibit 10.18 of the Company's Form 10-K (File No.
            2-23128) filed on December 19, 1997)........................
  10.19     Change of Control Agreement effective August 28, 1997
            between the Company and employees(2)........................
  10.20     Agreement and Plan of Merger by and among Integrated Device
            Technology, Inc., Penguin Acquisition, Inc., and Quality
            Semiconductor, Inc., dated November 1, 1998(3)..............
  22.1      Subsidiaries of the Registrant (incorporated by reference to
            Exhibit 22.1 of the Company's Form 10-K (File No. 2-23128)
            filed on December 19, 1997).................................
  23.1      Consent of Ernst & Young LLP, Independent Auditors..........
  24.1      Power of Attorney included on the signature page of this
            Annual Report on Form 10-K..................................
  27.1      Financial Data Schedule.....................................

---------------
(1) Filed herewith.

(2) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form 8-K dated January 20, 1998.

(3) Incorporated by reference to the identically numbered exhibit filed with the Registrant's Form 8-K dated November 4, 1998.