Form 10-Q
period 1998-12-31
QUALITY SEMICONDUCTOR INC
filed 1999-02-10
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

-------
X       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
-------
        OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of outstanding shares of the Registrant's Common Stock as of February 1, 1999 was 7,551,753.

                           Quality Semiconductor, Inc.
                Form 10-Q for the Quarter Ended December 31, 1998
                                      INDEX


PART I. FINANCIAL INFORMATION Page


Item 1 - Condensed Consolidated Financial Statements

         Condensed  Consolidated Balance Sheets as of December 31,
         1998 and September 30, 1998                                           3

         Condensed Consolidated  Statements of Operations and
         Comprehensive Income for the three months  ended
         December 31, 1998 and December 31, 1997                               4

         Condensed Consolidated  Statements  of Cash Flows for
         the three months ended  December 31, 1998  and  December  31,
         1997                                                                  5

         Notes  to  Condensed  Consolidated  Financial Statements              6

Item 2 - Management's  Discussion  and  Analysis  of  Financial
         Condition  and Results of  Operations                                 9

Item 3 - Quantitative  and  Qualitative Disclosures About Market Risk         19

PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                     20
         (a)  Exhibits
         (b)  Reports on Form 8-K

         Signatures                                                           21

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)

                                                      December 31, September 30,
                                                             1998       1998 (1)
                                                      -----------  -------------
                                                      (Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents ..........................   $  6,274    $  5,938
    Short-term investments .............................       --         1,900
    Accounts and other receivables, net ................      4,815       5,852
    Inventories ........................................      6,765       8,210
    Other current assets ...............................      1,174       1,356
                                                           --------    --------
       Total current assets ............................     19,028      23,256

Property and equipment, net ............................     19,111      21,787
Goodwill and other assets ..............................        478       1,270
                                                           --------    --------
       Total assets ....................................   $ 38,617    $ 46,313
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ...................................   $  5,624    $  4,432
    Accrued liabilities ................................      4,030       3,775
    Deferred income on shipments to distributors .......      2,059       2,972
    Notes payable to related party due within one year .      2,544        2488
    Current portion - capital lease obligations ........      1,228         378
                                                           --------    --------
       Total current liabilities .......................     15,485      14,045
Notes payable to related party .........................      3,510       4,166
Long-term portion - capital lease obligations ..........         38         980
Deferred tax liabilities ...............................        171         832

Shareholders' equity:
    Preferred stock, $.001 par value: Authorized 1,000;
         Issued and outstanding - none .................       --          --
    Common stock, $.001 par value, Authorized - 30,000
         Issued and outstanding 7,525 and 7,503 ........          8           8
    Additional paid-in-capital .........................     41,871      41,820
    Retained earnings ..................................    (20,174)    (12,956)
    Accumulated other comprehensive income (loss) ......     (2,292)     (2,582)
                                                           --------    --------
        Total shareholders' equity .....................     19,413      26,290
                                                           --------    --------
        Total liabilities and shareholders' equity .....   $ 38,617    $ 46,313
                                                           ========    ========


See accompanying notes to condensed consolidated financial statements.
(1) The information in this column was derived from the Company's audited financial statements.

                           Quality Semiconductor, Inc.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                      (In thousands, except per share data)




                                                            Three months ended
                                                               December 31,
                                                                  C>
                                                                      1998        1997
                                                                  --------    --------


Net revenues ..................................................   $ 10,646    $ 18,534

Cost of revenues ..............................................     11,058      13,420
                                                                  --------    --------
Gross margin ..................................................       (412)      5,114

Operating expenses:
  Research and development ....................................      3,370       2,720
  Sales and marketing .........................................      1,859       2,392
  General and administrative ..................................      1,460       1,371
                                                                  --------    --------
           Total operating expenses ...........................      6,689       6,483
                                                                  --------    --------
Operating income (loss) .......................................     (7,101)     (1,369)

Interest expense, net .........................................       (117)       (153)
                                                                  --------    --------
Income (loss) before provision (benefit) for income taxes .....     (7,218)     (1,522)
Provision (benefit) for income taxes ..........................       --          (533)
                                                                  --------    --------
Net income (loss) .............................................     (7,218)       (989)

Other comprehensive income (loss):
  Foreign currency translation adjustment .....................        290        (270)
                                                                  --------    --------
Comprehensive income (loss) ...................................   $ (6,928)   $ (1,259)
                                                                  ========    ========

Net income (loss) per share - Basic ...........................   ($  0.96)   ($  0.13)
                                                                  ========    ========


Net income (loss) per share - Diluted .........................   ($  0.96)   ($  0.13)
                                                                  ========    ========

Shares used in computing net income (loss) per share - Basic ..      7,508       7,383
                                                                  ========    ========

Shares used in computing net income (loss)  per share - Diluted      7,508       7,383
                                                                  ========    ========


See accompanying notes to condensed consolidated financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                              Three months ended
                                                                  December 31,
                                                            --------------------
                                                              1998          1997
Operating activities
Net income (loss) ......................................    $(7,218)   ($   989)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ......................      3,786       2,151
    Accretion on preference shares .....................       --            48
    Deferred income taxes ..............................       --          (113)
    Deferred compensation amortization .................       --            57

    Changes in operating assets and liabilities ........      2,827       1,995
                                                           --------    --------
Net cash provided by (used in) operating activities ....       (605)      3,149


Investing activities
Capital expenditures ...................................       (318)     (1,807)
Sales of short-term investments, net ...................      1,900       1,498
Deposits and other assets ..............................       --           130
                                                           --------    --------
Net cash provided by (used in) investing activities ....      1,582        (179)

Financing activities
Principal payments on long-term debt ...................       (692)       (502)
Proceeds from issuance of stock, net of repurchases ....         51        (121)
                                                           --------    --------
Net cash used in financing activities ..................       (641)       (623)
                                                           --------    --------

Net increase in cash and cash equivalents ..............        336       2,347
Cash and cash equivalents at beginning of period .......      5,938       9,403
                                                           --------    --------
Cash and cash equivalents at end of period .............   $  6,274    $ 11,750
                                                           ========    ========


See accompanying notes to condensed consolidated financial statements.

                           QUALITY SEMICONDUCTOR, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1. Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial information included therein. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Quality Semiconductor Australia, Pty., Ltd. (QSA). Intercompany accounts and transactions have been eliminated in consolidation. This financial data should be read in conjunction with the financial statements in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

     On November 1, 1998, the Company signed a definitive agreement to merge with Integrated Device Technology, Inc. ("IDT"). Under the terms of the agreement, each issued and outstanding share of the Company's Common Stock will be exchanged for 0.6875 shares of Common Stock of IDT. The Company will hold a special shareholders' meeting to approve the merger. If the Company's shareholders approve the merger, the merger is planned to close during the second calendar quarter of 1999.

     The Company's principal source of funds for operations and capital expenditures includes cash balances and cash flow from operations. Should the proposed merger with IDT fail to be completed, these sources of funds may be inadequate and the Company may be required to reduce or restructure its operations and/or raise additional capital. Additional capital may not be available to the Company at favorable terms. Additionally, any restructuring of the Company's operations could result in charges, including charges to recognize impairment of the Company's assets, that could be material to the Company's financial position and results of operations.

     The functional currency of the Company's foreign subsidiary is the Australian Dollar. Subsidiary financial statements are translated into U.S. Dollars for consolidation.

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

     The results of operations for the three months ended December 31, 1998 may not necessarily be indicative of the results for the fiscal year ending September 30, 1999.

Note 2.  Inventories

     Inventories are stated at the lower of standard cost which approximates actual (first-in, first-out method) or market (estimated net realizable value). Inventories consisted of (in thousands):

                                                              December 31, September 30,
                                                                      1998     1998
                                                                    ------   ------
    .............................................................
Raw Materials ...................................................   $1,408   $1,078
Work-in-process .................................................    2,432    4,270
Finished goods ..................................................    2,925    2,862
                                                                    ------   ------
                                                                    $6,765   $8,210
                                                                    ======   ======

     The Company produces inventory based on orders received and forecasted demand. The Company must order wafers and build inventory well in advance of product shipments. Because the Company's markets are volatile and subject to rapid technology and price changes, there is a risk that the Company will forecast demand incorrectly and produce excess or insufficient inventories of particular products. This inventory risk is heightened because many of the Company's customers place orders with short lead times. Actual demand will differ from forecasts and such difference may have a material effect on actual results of operations.

     Given the volatility of the market for the Company's products, the Company makes inventory provisions for potentially excess and obsolete inventory based on backlog and forecast demand. However, such backlog and forecast demand is subject to revisions, cancellations, and rescheduling. Actual demand will inevitability differ from such backlog and forecast demand, and such differences may be material to the financial statements. Note 3. Earnings Per Share The following table sets forth the computation of basic and diluted earnings per share.

                                                 Three months ended December 31,
                                                   ----------------------------
                                                           1998        1997
                                                     -----------    -----------

    ..................................................
Numerator - Net Income (loss) ........................   ($7,218)   ($  989)

Denominator for basic earnings per share -
Weighted average shares ..............................     7,508      7,383

Effect of dilutive securities - employee stock options      --         --
                                                         -------    -------
Denominator for diluted earnings per share ...........     7,508      7,383
                                                         =======    =======
Basic earnings (loss) per share ......................   ($ 0.96)   ($ 0.13)
                                                         =======    =======

Diluted earnings (loss) per share ....................   ($ 0.96)   ($ 0.13)
                                                         =======    =======

         Options and warrants outstanding during the three months ended December 31, 1998 and 1997 were excluded from the computation of diluted net loss per common share because the effect in periods with a net loss would be antidilutive.

Note 4. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income"

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) in the first fiscal quarter of 1999. FAS 130 requires, for all periods presented, comprehensive income be reported with the same prominence as other financial statements. As such, the Company has included these amounts on the face of the income statement.

     Comprehensive income includes net income plus other comprehensive income. Other comprehensive income for QSI is comprised of changes in foreign currency translation adjustments. Accumulated other comprehensive income and changes thereto in 1999 consist of (thousands):

Accumulated other comprehensive income (loss) at September 30, 1998    $(2,582)
Change for the three months ended December 31, 1998:
 Foreign  currency translation  adjustment                                 290
Accumulated  other  comprehensive  income (loss) at December 31, 1998  $(2,292)

         There is no tax effect on foreign currency translation adjustments.

Note 5.  Change in Life of Certain Assets

     In its continuing review of wafer fabrication processes and new product development the Company has determined that beginning in year 2000 the fab equipment acquired in February 1996 will need to be upgraded with later generation equipment. It is anticipated that there is an adequate supply of used equipment available at reasonable cost to accomplish the upgrade. As a result of this plan, the remaining useful life of this fab equipment was reduced to twelve months at October 1, 1998, the beginning of fiscal year 1999. Depreciation and amortization were increased by $1.2 million this quarter as a result of the change in remaining useful lives.

Note 6.  Siemens Credit Corporation

     In March 1998 the Company entered into a lease with Siemens Credit Corporation for the financing of an Etcher for the fab in Australia. The Company is current with its lease payments, however, is not in compliance with certain covenants. In January, 1999, Siemens, citing violation of certain covenants, placed a demand on the Company for full payment of the indebtedness of the lease. As a result of the demand for full payment, the Company has classified the indebtedness as a current liability in its December 31, 1998 balance sheet. In the event that the Company is required to make full payment of the lease obligation, the amount could be up to $1.4 million which would materially adversely affect the Company's liquidity.

Note 7.  Income Taxes

     The Company has not recognized a tax benefit for its operating losses incurred during the three months ended December 31, 1998. Realization of the tax benefit of the loss is dependent upon the Company generating sufficient future earnings.

                           QUALITY SEMICONDUCTOR, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in the Company's 10-K filed with the Securities and Exchange Commission on December 4, 1998 and subsequent filings with the Securities and Exchange Commission

     This report contains forward-looking statements within the meaning Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission.

Proposed Merger with Integrated Device Technology, Inc.

     On November 1, 1998, the Company signed a definitive agreement to merge with Integrated Device Technology, Inc. ("IDT"). Under the terms of the agreement, each issued and outstanding share of the Company's Common Stock will be exchanged for 0.6875 shares of Common Stock of IDT. The Company will hold a special shareholders' meeting to approve the merger. If the Company's shareholders approve the merger, the merger is planned to close during the second calendar quarter of 1999.

Results of Operations

         Net revenues for the quarter ended December 31, 1998 declined 43% from the corresponding period in the prior fiscal year. This decrease in revenues was mainly due to the decrease in networking product revenue. This revenue, which peaked in the first quarter of fiscal 1998, has been declining as the result of lower average sales prices and a decline in shipping volumes. Lower revenue for the FCT logic products, attributable to a decline in both shipping volumes and in lower average sales prices, and lower average selling prices across all product lines also contributed to the lower revenues. The Company believes that the announcement of the merger agreement with IDT did not materially adversely affect the volume of shipments or the average selling prices of the Company's products. Rather, the Company attributes such declines to reduced demand and to intense competition.

     Revenues from networking products, which accounted for over 40% of net revenues in the first quarter of fiscal 1998, declined from $8.6 million in the first quarter of fiscal 1998 to $2.2 million and accounted for only 20% of net revenues in the first quarter of fiscal 1999. The Company expects the average selling prices of the Company's products to generally decline over the lives of its products. Therefore, to maintain or increase revenues, the Company seeks to introduce new products and increase unit sales of existing products, principally by reducing prices, but no assurance can be given that these efforts will be successful. In addition, there can be no assurance that the demand for the Company's semiconductor products will remain at its current level or grow in future periods. Furthermore, there can be no assurance that the Company will be able to increase or maintain its market share in the future.

     The gross margin was negative 3.9% of net revenues in the first quarter of fiscal 1999 compared to 28% of net revenues in the first quarter of fiscal 1998. The lower margin was principally due to charges of $1.8 million for inventory write offs, and accelerated depreciation of $1.2 million related to wafer fabrication equipment in Australia. The Company, in its continuing evaluations of its fabrication processes and new product development, and has determined that beginning in fiscal year 2000 it will be necessary to begin upgrading this equipment. The remaining book value of this equipment will be depreciated in fiscal year 1999.

     The Company's gross margin can be affected by a number of factors including changes in product or distribution channel mix, cost and availability of parts, and competitive pressure on pricing. The Company continues to experience increasing pricing pressure from its competitors. The Company's margins can vary depending upon the mix of distributor and direct sales in any particular fiscal period and the Company anticipates that this mix will continue to fluctuate in future periods. As a result of the above factors, gross margin fluctuations are difficult to predict, and there can be no assurance that the Company will attain a positive gross margin or not be subject to continued declines in gross margins in future periods.

     Research and development expenses were $3.4 million or 32% of net revenues in the first quarter of fiscal 1999 as compared to $2.7 million or 15% of net revenues in the first quarter of fiscal 1998. This increase was mainly the result of costs associated with the development of new networking products. These cost increases primarily included outside design services of $500,000, and depreciation of $81,000. The Company believes that the continued development of its process technology new products is essential to its ability to maintain revenues and market share and to attain profitability.

     Sales and marketing expenses were $1.9 million or 17% of net revenues in the first quarter of 1999, as compared to $2.4 million or 13% of net revenues in the first quarter of fiscal 1998. This decrease in selling expenses was primarily attributable to decreased sales commissions of $340,000 resulting from lower net revenues and a decrease in advertising expenses of $89,000. The Company believes that expenditures for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses may vary as a percentage of net revenues in future periods.

     General and administrative expenses were $1.5 million or 14% of net revenues in the first quarter of fiscal 1999, as compared to $1.4 million or 7% of net revenues in the first quarter of fiscal 1998. The increase in the first quarter of fiscal 1999 was due mainly to expenses of approximately $370,000 incurred in connection with the proposed merger with IDT. Lower expenses of $79,000 for general legal and bad debts of $70,000 partially offset merger related expenses.

     Interest expense, net of interest income, was $117,000 during the three months ended December 31, 1998 compared to $153,000 during the first quarter of fiscal 1998. The decrease was mainly due to lower balances on the Kanematsu loans for the purchase of property and equipment for QSA and the absence of interest on the redeemable preference shares issued as part of the consideration for the purchase of QSA which were redeemed in fiscal 1998.

     The Company has not recognized a tax benefit for its operating losses incurred during the three months ended December 31, 1998. Recognition of the tax benefit of the loss is dependent upon the Company generating sufficient future earnings.

Liquidity and Capital Resources

     During the three months ended December 31, 1998, the Company used $605,000 of net cash in operating activities compared to $3.1 million provided by operating activities during the first three months of fiscal 1998. The increase in cash used in operating activities was mainly due to the net loss of $7.2 million for the first quarter of fiscal 1999 which was offset by depreciation of $3.8 million and changes in operating assets and liabilities which provided $2.8 million in cash for the first three months of fiscal 1999. Cash provided by investing activities during the first three months of fiscal 1999 totaled $1.6 million as a result of the sale of short-term investments, compared to cash used in investing activities of $179,000 in the first three months of fiscal 1998. Cash used in financing activities for both the first three months of 1999 and 1998 was primarily for the payment of debt.

     The Company's principal source of funds for operations and capital expenditures includes cash balances and cash flow from operations. Should the proposed merger with IDT fail to be completed, these sources of funds may be inadequate and the Company may be required to reduce operations and/or raise additional capital. Additional capital may not be available to the Company at favorable terms. Additionally, any restructuring of the Company's operations could result in charges, including charges to recognize impairment of the Company's assets, that could be material to the Company's financial position and results of operations.

     In March 1998 the Company entered into a lease with Siemens Credit Corporation for the financing of an Etcher for the fab in Australia. The Company is current with its lease payments, however, is not in compliance with certain covenants. In January, 1999, Siemens, citing violation of certain covenants, placed a demand on the Company for full payment of the indebtedness of the lease. As a result of the demand for full payment, the Company has classified the indebtedness as a current liability in its December 31, 1998 balance sheet. In the event that the Company is required to make full payment of the lease obligation, the amount could be up to $1.4 million which would materially adversely affect the Company's liquidity.

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

The Company's Quarterly and Annual Operating Results Are Difficult to Predict Because They Can Fluctuate Dramatically For a Variety of Reasons, Many of Which The Company Cannot Control

     The Company's quarterly and annual operating results can fluctuate dramatically. For example, in fiscal 1997, the Company had basic and diluted earnings per share of $0.03 per share, while in fiscal 1998, it had a basic and diluted net loss per share of $2.06. Many of the factors affecting the Company's results are beyond its control. Some of these factors include:

   o market demand for the Company's new and existing products;

   o the ability of the Company's competitors to offer better products or to offer similar products at lower prices; and

   o the  cyclicality  of the  semiconductor  industry in general.

     In addition, the factors affecting QSI's quarterly and annual results over which the Company has some control include:

   o the Company's ability to accurately forecast demand for its existing products;

   o the Company's ability to introduce successful new products on a timely basis;

   o the Company's ability to control its expenses; and o the Company's ability to effectively manage its semiconductor fabrication facility in Australia.

Each of the above factors is described in more detail below.

The Company's Revenues Are Unpredictable and Subject to Rapid Decline Because They Depend Significantly On Two Existing Product Lines

     Logic products and networking products account for substantially all of QSI's revenue.

     Logic Products. Logic Products accounted for approximately 64%, 69% and 66% of QSI's revenues for the fiscal years 1998, 1997 and 1996. Demand for the Company's logic products depends heavily on the market for personal computers. As a result, any adverse change in the demand for personal computers will adversely affect the Company's ability to sell its logic products. In addition, the market for logic products is highly competitive. As a result, if QSI's competitors offer similar products at lower prices, the Company may be forced to reduce its sales prices to maintain market share or to clear inventory. This would adversely affect the Company's gross margin and, consequently, its operating and financial results. Finally, if the designers of microprocessors incorporate the logic functions that QSI's products perform into their microprocessors, the demand for the Company's logic products could diminish significantly, which would adversely affect the Company's revenues, margins, operating results and financial condition.

     Networking Products. In early winter 1997, QSI introduced its 10 Base T and 100 Base Tx products. These networking products accounted for 31% of the Company's revenue in fiscal year 1998 and 26% in fiscal year 1997. These products are CMOS transceiver chips that are used in adapters, repeaters, switches and bus cards in Fast Ethernet networks. They are also used for multiplexers and demultiplexers and switches in Asynchronous Transmission Mode networks. During the remainder of fiscal 1997 and fiscal 1998, the Company derived significant revenue from the sale of these networking chips, although quarterly revenues from these products have declined continually from the first quarter to the present quarter. In late fiscal 1998, the Company's competitors introduced similar chips with either better performance or lower prices. As a result of declines in demand and increased competition, sales for these chips have not met the Company's forecasts and QSI has had to reduce its sales prices and, in some cases, reduce its inventory valuation to reflect the reduced sales prices. The Company has taken reserves to account for expected future declines in sales prices, but there can be no assurance that the Company's reserves are adequate. Any further declines in sales prices will adversely affect the Company's revenues, gross margins, operating results and financial condition. Although QSI is developing new products for this market, which the Company believes it will be able to sell at higher prices and margins, there can be no assurance that the Company will successfully develop such products in time, that the demand for these products will meet expectations, that the Company's customers will like these new products or that the Company will not face similar price competition for these products as well.

The Company Must Successfully Develop and Introduce New Products to Stay Competitive

     For QSI to be successful, the Company must continually introduce new products at better price/performance levels than are currently available. To do this, the Company must invest significantly in:

   o research  and  development;

   o prototype  testing;

   o the production of high precision quartz plates, known as "photomasks," which are used to transfer circuit patterns onto semiconductor wafers; and

   o initial  inventory  build.

     In addition, the Company will have to invest in obtaining "design wins." However, it can be more than a year before a design win results in significant revenues. For these reasons, the Company has an ongoing need for liquid assets to fund new product development and introduction. This requires cash, which QSI must generate from operations, divert from other uses or obtain from external financing. In addition, even if QSI successfully develops and introduce new products, there can be no assurance that the products will be successful. The Company's new products must be timely, must perform to specifications and must offer a better price/performance level than existing products. If the Company is unable to generate sufficient cash to invest in developing and introducing new products, or to introduce new products that are successful, the Company's results of operations and financial condition will be adversely affected.

The Semiconductor  Industry Is Very Competitive

     The Company competes in an industry characterized by price erosion, declining gross margins, product obsolescence and heightened international competition in many markets. The Company's competitors include large semiconductor companies like IDT, Texas Instruments Incorporated, National
Semiconductor  Corporation,  Level One and  Cypress  Semiconductor  Corporation.

These larger companies have greater financial, technical, marketing and distribution and other resources and offer broader product lines than the Company does. In addition, they have longer standing relationships with their customers and suppliers. Therefore, these companies may be better able to withstand a downturn in the market for their products or sustained price reductions in the markets in which they compete.

     Historically, the average selling prices in the semiconductor industry decrease over the life of a particular product. If QSI is to remain profitable, it has to reduce its costs as average selling prices decline and it must introduce new products with higher average selling prices. The Company cannot assure you that it will be able to do this successfully, and any failure on its part to reduce costs or introduce new products in response to competitive pressures will have a material adverse effect on the Company's operating results and financial condition.

Operating the Australia Semiconductor Fabrication Facility is Capital Intensive, Complex and Requires Strict Adherence to Environmental Laws

     The Company relies on the Australian fabrication facility for most of the wafer requirements of its logic product family. The Company purchased the facility in February 1996 and has been upgrading the facility since then. To date, the Company has invested more than $14.0 million in equipment and other capital improvements. Although the facility is currently fully operational, any disruption in production would adversely affect us because

  o the Company would need to seek another source for its wafers, which would probably raise the Company's cost per wafer and

  o the Company would continue to incur the fixed expenses associated with maintaining the facility even though it wasn't producing wafers for us.

     The manufacture of semiconductor wafers is complex and yields are highly dependent on maintaining a clean environment. Although the fabrication process is highly controlled, the equipment may not perform flawlessly. A substantial percentage of wafers could be rejected or individual dies on a wafer could be nonfunctional due to minor impurities, difficulties in the production process or defects in the masks. If the Company is unable to maintain acceptable yields from its wafer fabrication facility, then its operating results and financial condition would be materially adversely affected. In addition, the Company relies on external sources for the raw materials used in the wafer fabrication process. Although the Company has tried to qualify multiple vendors, any shortage of raw materials or increase in the cost of raw materials would adversely impact its ability to produce enough wafers to meet its demands and would raise the Company's cost per wafer, which would adversely affect the Company's revenues and operating margins.

     The wafer fabrication process also requires the Company to store, use and dispose of chemicals and gases that may be toxic, volatile or otherwise hazardous. The improper storage, use or disposal of these chemicals and gases could have materially adverse effects on humans, animals and the environment. In addition, the storage, use and disposal of these chemicals and gases are subject to laws and regulations at the national, state and local level. Because the public is focusing more on environmental issues and the safety hazards associated with handling hazardous and toxic material, the laws and regulations governing them may become more stringent. Although the Company diligently tries to comply with the laws and regulations governing the handling of these materials, the Company cannot guarantee that the Company will always be in compliance or that the Company will not have to incur substantial fines or remediation costs associated with any violation of the laws or regulations or any environmental damage attributed to the Company's use, storage or disposal of these materials. In addition, the Company may have to incur additional expenses in the future in order to comply with more stringent rules or regulations governing the handling of the chemicals and gases used in the Company's Australian fabrication facility.

QSI  Depends On Third  Parties  For  Fabrication,  Assembly  and  Testing of its
Products

     Fabrication. Although the Company fabricates a majority of its wafers in its Australia facility, the Company still relies on Taiwan Semiconductor Manufacturing Company, Ltd. (TSMC), for a substantial number of wafers for small geometry networking products. Under the terms of the Company's agreements with TSMC, TSMC can terminate the relationship at any time, and the Company would need to find an alternative source for these wafers, which could be a time-consuming and expensive process, and could cause the Company to miss order deadlines, experience reduced revenues and incur higher costs of goods sold. In addition, there are other risks involved in relying on TSMC as a supplier of wafers which include:

  o the Company has less control over delivery schedules;

  o the Company can't be assured that TSMC will always have the capacity available to meet its needs;

  o the Company has less control over quality assurance processes;

  o TSMC may experience technical and/or production problems that would prevent them from being able to fill its orders; and

  o there is an increased risk that the Company's intellectual property may be misappropriated.

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

     Assembly and Testing. Substantially all of the Company's assembly is performed by Digital Testing Services. In addition, the Company relies on SPIC Electronics Laboratory in India. The Company also relies on SPIC and Digital Testing to perform substantially all of the Company's testing for its networking products. Consequently, the Company has less control over the quality and availability of the services that they provide. If the quality or reliability of these vendors degrades, or if the Company has to find alternate sources of assembly and testing, the process of qualifying alternate vendors could delay product development and product shipment and could result in loss of customers, limitations or reductions in its revenues and other adverse effects on the Company's operating results.

The Company's Operating Results Are Subject to Significant Fluctuations Because the Company Depends on Foreign Suppliers and Foreign Buyers

     QSI purchases a significant amount of its wafers and substantially all of its assembly services from foreign suppliers, primarily in Taiwan and India. In addition, the Company sells a significant amount of its products to foreign buyers. Export sales to Asia constituted 24% of the Company's net revenues in fiscal 1998 and 28% of its net revenues in fiscal 1997, while export sales to Europe accounted for 10% of its net revenue in fiscal 1998 and 8% of its net revenue in fiscal 1997. As a result, the Company is subject to the risks generally associated with doing business abroad. These risks include, but are not limited to:

  o the need to comply with foreign government regulations;

  o currency fluctuation; and

  o greater risk of disruptions or delays in shipments due to political unrest, or economic instability.

     In addition, to the extent that the Company makes yen-denominated purchases of wafers from its Japanese suppliers, the Company may be exposed to the risk that the exchange rate of yen for dollars may decrease from the date that the purchases are agreed upon and the wafers are delivered and, therefore, the Company would have underestimated the cost of such wafers.

The Company's Revenues and Operating Results Can Be Adversely Affected by Litigation Involving Patents and Proprietary Rights

     The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past the Company has received correspondence from Cypress Semiconductor, Inc., the Lemelson Medical, Education & Research Foundation, International Business Machines Corporation and MUSIC Semiconductor, Inc., claiming that the Company may have infringed certain patents. The Company's patent counsel is reviewing these claims. Although the Company believes that it has valid defenses against such claims, the Company cannot assure you that the Company will not have to litigate such claims or enter into a settlement or license agreement to dismiss the claims. However, because the patents others are asserting primarily involve manufacturing processes, revenues from substantially all of the Company's products could be subject to the alleged infringement claims. The Company has in the past filed claims against other companies alleging that they have misappropriated its trade secrets. Intellectual property litigation can be expensive and can divert the energy of the Company's management and engineers. In addition, if any of the Company's products are found to infringe a third party's valid patent, then the Company might be subject to injunctions and significant damages. In addition, the Company would have to either design around such patents or obtain a license. If the Company is unable to successfully design around the patents or obtain a license, then the Company might be unable to offer the product and its revenues and operating results could be materially adversely affected.

The Company Depends On Certain Key Personnel To Manage its Operations and Develop New Products

     The Company's success depends on its ability to recruit and retain highly skilled engineers, marketing personnel and managers. In particular, the Company has a strong need for highly skilled design, process and test engineers, for whom competition is intense. The Company cannot assure you that it will be successful in hiring or retaining such key personnel or that any of its key personnel will remain employed with us.

The Company's Customers Are Highly Concentrated And Its Revenues Could Be Adversely Affected By the Loss of Key Customers

     Most of the Company's revenue typically comes from a relatively small number of customers. If the Company were to lose any of these customers, its revenues and operating results would be materially adversely affected. In addition, the Company typically has to provide volume pricing discounts to these customers, which reduces the Company's gross margin.

The  Company  Depends   Significantly   On  Manufacturer   Representatives   and
Distributors

     QSI markets and distributes its products primarily through manufacturers' representatives and independent distributors. This reduces the Company's ability to control the channels of distribution for its products and requires it to respond to rapid changes in the channel due to factors such as consolidation or distributor financial difficulties. For example, many of the Company's distributors typically offer competing products. If the Company's distributors or representatives were to reduce the number of the Company's products that it carries or to terminate its relationship with us, the Company could experience reduced revenues and would incur additional sales expenses associated with finding a replacement.

Impact of Year 2000 on QSI's Operations

     General. QSI is currently conducting a company-wide Year 2000 readiness program. The QSI Y2K Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the Year 1900 and the Year 2000. Therefore, some computer hardware and software will need to be modified prior to the Year 2000 in order to remain functional. The Company anticipates that Year 2000 compliance will be substantially complete by June 1999.

     QSI Y2K Program. The QSI Y2K Program is divided into four major sections -- QSI manufactured products, internal information technology system, non-IT system (e.g., testing equipment) and third-party suppliers and customers. The general phases common to all sections are: Phase 1, inventorying Year 2000 items; Phase 2, assessing the Year 2000 compliance of items determined to be material to QSI; and Phase 3, repairing or replacing material items that are determined not to be Year 2000 compliant.

     The Company has completed the review of its manufactured products. The Company did not find any Year 2000 related issues in products that the Company sells to its customers.

     With respect to its internal IT computer systems, QSI has completed the inventory and review phases of the QSI Y2K Program. The Company expects to complete the repair and replacement phase by June 1999.

     The Company has completed the inventory phase and review phases of its non-IT systems and determined that about 50 percent of its non-IT systems are Year 2000 compliant. Those that are not yet Year 2000 compliant will be repaired or replaced by June 1999.

     The Company has been working with its key suppliers and contract manufacturers to assess the possible effects of their Year 2000 readiness on its operations. The Company's reliance on suppliers and contract manufacturers and, therefore, on the proper functioning of their information systems and software, means that failure to address Year 2000 issues could have a material impact on its operations and financial results; however, the potential impact and related costs are not known at this time.

     Costs. QSI does not have a separate budget for the QSI Y2K Program. The Company has paid for the cost related to the QSI Y2K Program out of its budget allocated for annual maintenance. The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to QSI's financial position. Through December 1998, the Company estimates that it has spent approximately $231,000 on its Y2K Program. The Company estimates that it may spend up to an additional $300,000 for other repairs, replacements or upgrades and for communicating with key suppliers and customers.

     Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. However, in the most reasonably likely worst case scenario, failure of QSI's manufacturing, order processing or accounting systems or equipment to achieve Year 2000 compliance or of its third party suppliers or customers to achieve Year 2000 readiness could result in delays in the production or shipment of products to its customers or delays in the
Company's ability to collect accounts receivable from its customers. In the aggregate these delays could adversely affect the Company's results of operations, liquidity or supplier and customer relations. The QSI Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of the Company's material key suppliers and customers. QSI believes that, with the implementation of new business systems and completion of the QSI Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

     QSI does not yet have a contingency plan to address the Year 2000 problem, but the Company expects to create one by June 1999.

     The dates on which the Company believes that the QSI Y2K Program will be completed are based on the best estimates of its management, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, the Company cannot guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the QSI Y2K Program. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third-parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of global businesses, the Company cannot guarantee that it will be able to timely and cost-effectively resolve problems associated with the Year 2000 issue. Any failure to adequately address this Year 2000 problem, could have a material adverse effect on the Company's operations and business, or expose it to third-party liability.

The  Semiconductor  Industry  is  Cyclical  and  Subject  to  Rapid  Change

     The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times and has been characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. In addition, the end-markets for systems that incorporate QSI's products are characterized by rapidly changing technology and evolving industry standards. The Company may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors.

The  Company's  Stock Price is Volatile

     The Company's earnings and stock price have been, and may be, subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of the Company's stock in any given period. The Company may not learn of, or be able to confirm, revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of the Company's revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning QSI or its competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of the Company's stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions. The Company's stock price is also subject to potentially large volatility due to the very low trading volumes of the Company's stock on most days since the initial public offering of its stock on November 17, 1994. In addition, this low trading volume may continue and could affect the ability of shareholders to sell their shares.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K for the year ended September 28, 1998, filed on December 4, 1998.

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings - Not Applicable

Item 2.           Changes in Securities and Use of Proceeds - Not Applicable

Item 3.           Defaults Upon Senior Securities - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders - Not
                  Applicable

Item 5.           Other Information - Not applicable

Item 6.           Exhibits and Reports on Form 8-K

                  (a)    Exhibits

                         10.20 - Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Penguin Acquisition, Inc., and Quality Semiconductor, Inc., dated November 1, 1998<-1- 42><-1- 42> Incorporated by reference to the identically numbered exhibit filed with the Company's Form 8-K dated November 4, 1998.


                         27.1 - Financial Data Schedule


                  (b)    Reports on Form 8-K

                         On November 4, 1998, the Company filed a Form 8-K, reporting under Item 5, the agreement to merge
                         with  Integrated   Device Technologies, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Quality Semiconductor, Inc.
                                            (Registrant)



Date:   February 10, 1999        By: / s / R. Paul Gupta
                                 R. Paul Gupta
                                 Director, President and Chief Executive Officer



Date:   February 10, 1999        By: / s / Stephen H. Vonderach
                                 Stephen H. Vonderach
                                 Vice President of Finance, Chief Financial
                                   Officer, and Chief Accounting Officer

                                                                    Exhibit 27.1

                           QUALITY SEMICONDUCTOR, INC.

                             Financial Data Schedule
                      (In thousands, except per share data)
                                   (Unaudited)

Fiscal Year End September 30, 1999
Period Beginning October 1, 1998
Period Ending December 31, 1998
Cash and cash equivalents .......................................      $  6,274
Marketable securities ...........................................          --
Notes and accounts receivable - trade ...........................         5,686
Allowances for doubtful accounts ................................          (871)
Inventory .......................................................         6,765
Total current assets ............................................        19,028
Property, plant and equipment ...................................        44,526
Accumulated depreciation ........................................       (25,415)
Total assets ....................................................        38,617
Total current liabilities .......................................        15,485
Bonds, mortgages and similar debt ...............................           -0-
Preferred stock - mandatory redemption ..........................           -0-
Preferred Stock - non-mandatory redemption ......................           -0-
Common Stock ....................................................             8
Other Stockholders' Equity ......................................        41,871
Total liabilities and stockholders' equity ......................        38,617
Net sales of tangible products ..................................        10,646
Total revenue ...................................................        10,646
Cost of tangible goods sold .....................................        11,058
Total costs and expenses applicable to sales and revenue ........         6,689
Other costs and expenses ........................................           -0-
Provision for doubtful accounts and notes .......................           -0-
Interest and amortization of debt discount ......................          (117)
Income (loss) before taxes ......................................        (7,218)
Income tax expense (benefit) ....................................             0
Income/loss continuing operations ...............................        (7,218)
Discontinued operations .........................................           -0-
Extraordinary items .............................................           -0-
Cumulative effect-changes in accounting principles ..............           -0-
Net income (loss) ...............................................        (7,218)
Earnings per share - basic ......................................         (0.96)
Earnings per share - diluted ....................................         (0.96)