Form 10-K/A
period 1998-09-27
QUALITY SEMICONDUCTOR INC
filed 1999-03-23
CIK 869886

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

  High Performance Networking Products

     The Company has several networking products that provide high integration solutions for the adapter, repeater, switch and card bus markets. The Company's product development in the networking market is directed to multimedia applications and interoperability. The QS6810 Asynchronous Transfer Mode 4:1 Multiplexer/ Demultiplexer serves the Asynchronous Transfer Mode ("ATM") Switch and Transmission Market. The QS6611 10/100 TX/Fast Ethernet Symbol Transceiver and the QS6612 10/100 Base TX Ethernet MII Transceivers are the first members of a family of networking products to serve the LAN and WAN markets. See "Factors That May Affect Future Results -- Our revenues are unpredictable and subject to rapid decline because they depend significantly on two existing product lines."

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

  Clock Management Products

     As clock speeds of microprocessors increase, previously acceptable levels of clock signal skew (timing variance of clock signals within a system) can cause fatal timing errors. QSI's product solutions for clock signal distribution are intended to enable system designers to achieve low-skew clock signal distribution, which can eliminate the need for higher-cost high-speed logic devices. The clock buffer family of products allows single or multiple clock inputs to be distributed across up to 22 output pins with guaranteed low skew. The Company's PLL (Phase-Locked-Loop) clock driver was designed to duplicate an input clock while also providing various output options. See "Factors That May Affect Future Results -- If we are not adequately prepared for the transition to the Year 2000, our operations will be harmed."

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

     A relatively small number of customers have accounted for a significant portion of the Company's net revenue in each of the past several fiscal years. In fiscal 1998 seven customers accounted for 53% of revenues compared to six customers which accounted for over 56% of net revenues in fiscal 1997 and eleven customers which accounted for over 66% of net revenues in fiscal 1996. The fiscal 1998, sales to Arrow Electronics, Inc. and Kanematsu, USA, a subsidiary of Kanematsu Semiconductor Corporation, represented 15% and 12% of total revenues, respectively. Masaharu Shinya, a director of the Company, is the President of Kanematsu Semiconductor Corporation. No other customer accounted for more than 10% of total revenue in fiscal 1998. See "Factors That May Affect Future Results -- Our customers are highly concentrated and our revenues could be adversely affected by the loss of key customers."

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

     Sales outside of North America accounted for approximately 36%, 44% and 43% of net product revenues for fiscal years ended 1998, 1997, and 1996, respectively. The Company expects that export sales will continue to represent a significant portion of its product sales. Export sales are subject to certain risks, including currency controls and fluctuations, changes in local economic conditions, import and export controls and changes in tax laws, tariffs and freight rates. See Note 12 to Financial Statements attached hereto for information on the amount of net product revenue attributable to the Company's geographic regions.

     The Company's manufacturers' representatives and distributors are not subject to minimum purchase requirements and can discontinue marketing any of the Company's products at any time. The Company's distributors typically offer competing products. Although the Company believes that to date it has provided adequate allowances for exchanges and returns, there can be no assurance that actual returns or exchanges will not exceed the Company's allowance, particularly in connection with the introduction of new products or enhancements or existing products. In addition there can be no assurance that future sales by distributors or representatives will continue at present levels. The loss of one or more manufacturers' representatives or distributors, or the decision by one or more distributors to reduce the number of the Company's products offered by such distributor or to carry the product lines of the Company's competitors, could have a material adverse effect on the Company's operating results. See "Factors That May Affect Future Results -- We have less control over the distribution of our products because we depend significantly on manufacturing representatives and distributors."

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

MANUFACTURING

  Wafer Fabrication

     In February 1996, the Company purchased a fully functional wafer fabrication facility and product design center located in Australia. The Company receives substantially all of its wafer requirements for its logic products from this facility. After acquiring the wafer fabrication facility in 1996, the Company began to plan for the transfer of wafer production of logic products from its subcontractors to its wafer fabrication facility. This transfer was completed in fiscal year 1998. The Company believes that maintaining its own wafer fabrication capability provides a reliable source of supply of semiconductors and ability to develop new products and technology. To increase its competitive position, the Company has introduced programs to reduce manufacturing cycle time, improve yields and lower costs. See "Factors That May Affect Future Results -- Operating the Australia semiconductor fabrication facility is capital intensive and complex."

     Additionally, substantially all of the Company's more advanced, smaller geometry networking products are fabricated by Taiwan Semiconductor Manufacturing Company ("TSMC"). Furthermore, from time to time the Company purchases wafers from Ricoh Corporation ("Ricoh"). Prior to fiscal 1998, the Company utilized Seiko Instruments Inc. ("Seiko"), Ricoh and Yamaha Corporation ("Yamaha") for additional wafer capacity but no longer relies on Seiko or Yamaha for wafer fabrications. See "Factors That May Affect Future Results -- We have limited control over the fabrication, assembly and testing of our products because we depend on third parties for these functions."

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

  Test

     Following assembly, the packaged devices currently are tested and inspected by the Company's domestic test contractor or overseas assembly contractors in accordance with the Company's quality assurance program before shipment to customers. The Company recently increased its reliance on overseas testing houses for product testing. See "Factors That May Affect Future Results -- We have limited control over the fabrication, assembly and testing of our products because we depend on third parties for these functions."

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

     The Company's future success is highly dependent upon the timely completion and introduction of new products at competitive price/performance levels. The success of new products depends on a variety of factors, including product selection, successful and timely completion of product development, the Company's ability to secure sufficient wafer fabrication capacity, achievement of acceptable wafer fabrication yields (the proportion of good die on a silicon wafer) by the Company and independent wafer suppliers, and the Company's ability to offer such new products at competitive prices. There can be no assurance that the Company will be able to successfully identify new product opportunities and develop and bring to market such new products or that the Company will be able to respond effectively to new technological changes or new product announcements by others. In addition, the Company may experience delays, difficulty in procuring adequate fabrication capacity for the development and manufacture of such new products or other difficulties in achieving volume production of these new products. The failure of the Company to complete and introduce new products in a timely manner and at competitive price/performance levels would materially and adversely affect the Company's operating results. See "Factors That May Affect Future Results -- We must successfully develop and introduce new products to stay competitive."

LICENSES, PATENTS AND TRADEMARKS

     The Company aggressively seeks the issuance of patents to protect inventions and technology which are important to its business. The Company has been awarded seven United States patents in the area of circuit design and wafer processing, with various expiration dates, none earlier than 2010. In addition, the Company has three United States patent applications pending. The Company also has six current foreign patent applications pending. The Company has one registered U.S. trademark. The Company has also routinely protected its numerous original mask sets under the U.S. Semiconductor Chip Protection Act. There can be no assurance that the Company's pending patent applications will be allowed or that the issued or pending patents will not be challenged or circumvented by competitors.

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

     The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past the Company has received correspondence from Cypress Semiconductor, Inc., the Lemelson Medical, Education and Research Foundation, International Business Machine Corporation and Music Semiconductor, Inc. claiming that certain of the Company's products have infringed certain patents. The Company's patent counsel is reviewing the claims. There can be no assurance that such claims will not result in litigation or that other third parties will not assert claims against the Company that result in litigation. Any such litigation, whether or not determined in favor of the Company, could result in significant expense and divert the Company's attention from other matters. If any of the Company's products were found to infringe any third party patent, and such patent were determined to be valid, the third party would be entitled to injunctive relief, which would prevent the Company from selling any such infringing products. In addition, depending on the number of infringing products and the extent of sales of such products, the Company could suffer significant monetary damages, which could include treble damages for any infringement that is determined to be willful. Although QSI could seek a license to sell products determined to infringe any third party patent, there can be no assurance that a license would be available on terms acceptable to the Company, if at all. The Company could also attempt to redesign any infringing products so as to avoid infringement, although any effort to do so could be expensive and time consuming, and there is no assurance the effort would be successful. See "Factors That May Affect Future Results -- Our revenues and operating results can be adversely affected by litigation involving patents and proprietary rights."

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

     Export sales to countries in Asia constituted 26%, 34% and 34% of net revenues for fiscal 1998, 1997 and 1996, respectively while sales to countries in Europe constituted 9%, 8% and 5% in those same fiscal years. The decline in export sales to Asia from fiscal 1997 to fiscal 1998 was the result of poor market conditions in those various countries.

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

     Gross margin in fiscal 1998 was 21% of net revenues, compared with 36% of net revenues in fiscal 1997 and 32% of net revenues in fiscal 1996. The lower margins in fiscal 1998 were principally due to inventory write-downs of $3.5 million and $2.2 million in the third and fourth quarters, respectively, of fiscal 1998 mainly relating to networking products. The Company considers its current backlog and forecast of six to twelve months when calculating the demand against inventory levels to determine excess inventory. In addition the inventory is compared to the current product portfolio to determine products which have been obsoleted. The write-down of networking products was primarily the result of intense competition and a shifting of the market from single PHY to quad PHY, which the Company does not currently offer. This shift began in fiscal 1997 when the Company was shipping its single PHY product at record levels and had to make commitments for wafers to its wafer foundry. These factors combined to create the excess inventory. In addition, higher than expected testing costs and related lower than expected yields for the Company's networking products contributed to the lower margins. The Company's networking products contain analog and digital circuitry, generally referred to as mixed signal technology. Many circuit design software tools have the capability to generate test vectors from the data that is created in the process of designing a circuit. Generally if the circuit doesn't contain mixed signals, that is if it is all digital circuitry, the software design tool can generate the vectors. However, if the circuit contains mixed signals then the vectors must be generated by a Test Engineer. All test programs are generated by a Test Engineer based on the vectors. Therefore, it requires a significantly more human programming to develop a text for mixed signal devices than digital devices which can be used in a production environment. It is also very difficult to estimate the amount of effort which will ultimately be needed to develop the test program.

     The test costs were higher than expected because parts which were tested with an early test program would have to be retested when an improved test program was subsequently developed. This retesting occurred throughout the development of the networking test program development resulting in test costs which were higher than expected. As these test programs are improved, they generally fail more products in the retesting than an earlier test program resulting in lower yields than previously expected with the earlier test program. Also contributing to the lower margins was the decrease in average selling prices across all product lines. Gross margin in fiscal 1997 was 36% of net revenues, compared with 32% of net revenues in fiscal 1996. The increase in gross margin from fiscal 1996 to 1997 resulted from changes in product mix, specifically, the sale of higher margin networking and clock management products and the Company's cost reduction programs.

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

RESEARCH AND DEVELOPMENT

     The Company's research and development activities include process development and new product development. Research and development expenditures in fiscal 1998 were $10.5 million, or 17% of net revenues, compared to $9.3 million, or 15% of net revenues in fiscal 1997, and $7.0 million, or 16% of net revenues in fiscal 1996. The increase in spending for fiscal 1998 reflected mainly an increase for product development including payroll expenses of approximately $386,000 and design related expenses of approximately $442,000. The increase in spending for fiscal 1997 was mainly due to increased spending on new product development and process technology. These costs included higher material and testing charges of approximately $855,000, and increased payroll related expenses of approximately $419,000. The Company believes that the continued development of its new products is essential to its success and is committed to continue its investment in research and development to maintain a strong technological position in the industry. All the Company's research and development costs are expensed as incurred.

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

SALES AND MARKETING

     Sales and marketing expenditures in fiscal 1998 were $9.3 million, or 15% of net revenue compared with $8.3 million, or 13% of net revenues in fiscal 1997 and $7.0 million, or 16% of net revenues in fiscal 1996. Sales and marketing expenses for fiscal 1998 increased from fiscal 1997 primarily due to payroll related expenses of approximately $440,000 and marketing communications expenses of approximately $170,000 for new product data books. Sales and marketing expenses in fiscal 1997 increased from fiscal 1996 mainly due to increased sales commissions due to higher revenues, increased payroll related expenses of approximately $483,000 and marketing programs to support the launch of new products at a cost of approximately $27,000.

GENERAL AND ADMINISTRATIVE

     General and administrative expenditures in fiscal 1998 were $5.0 million, or 8% of net revenues, compared with $4.3 million, or 7% of net revenues in fiscal 1997, and $4.0 million, or 9% of net revenues in fiscal 1996. General and administrative expenses increased 17% over fiscal 1997 mainly due to higher payroll and legal expenses of approximately $521,000 and $328,000, respectively. General and administrative expenditures in fiscal 1997 remained flat compared to fiscal 1996. The percentage decrease from 1996 to 1997 and 1998 reflects management's continued efforts to control spending.

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

PROVISION (BENEFIT) FOR TAXES

     The Company has not recognized any tax benefit for its fiscal 1998 losses and fully reserved its deferred tax assets because of its recent loss and volatility of the semiconductor industry. Due to the period over which these tax benefits are expected to be realized, sufficient uncertainty exists regarding the realizability of a portion of these assets to warrant a valuation allowance. The Company's effective tax rate was 35% for each of fiscal 1997 and fiscal 1996. Significant items impacting the 1997 effective tax rate include state income taxes, research and development credits and nondeductible amortization of interest. The Company recorded a tax benefit for fiscal 1996 based on available carryback potential.

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

  Risks

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. However, in the most reasonably likely worst case scenario, failure of our manufacturing, order processing or accounting systems or equipment to achieve Year 2000 compliance or of our third party suppliers or customers to achieve Year 2000 readiness could result in delays in the production or shipment of products to our customers or delays in our ability to collect accounts receivable from our customers. In the aggregate these delays could adversely affect our results of operations, liquidity or supplier and customer relations. The Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material key suppliers and customers. The Company believes that, with the completion of the Y2K Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

  Our quarterly and annual operating results are difficult to predict because they can fluctuate dramatically for a variety of reasons, many of which we cannot control.

     Our quarterly and annual operating results can fluctuate dramatically. For example, in fiscal 1997, we had net earnings per share of $0.03 per share, while in fiscal 1996, we lost $0.24 per share and in fiscal 1998, we lost $2.06 per share. This net loss of $2.06 per share in 1998 exceeded our cumulative net income for fiscal years 1994, 1995 and 1997 by $0.35 per share and the fiscal combined losses for the years 1994 through 1998 exceed the cumulative income for such years by $0.59 per share. Many of the factors affecting our results are beyond our control. Some of these factors include:

     - market demand for our new and existing products;

     - the ability of our competitors to offer better products or to offer similar products at lower prices; and

     - the cyclicality of the semiconductor industry in general.

     In addition, the factors affecting our quarterly and annual results over which we have some control include:

     - our ability to accurately forecast demand for our existing products;

     - our ability to introduce successful new products on a timely basis;

     - our ability to control our expenses; and

     - our ability to effectively manage our semiconductor fabrication facility in Australia.

     Each of the above factors is described in more detail below.

  Our revenues are unpredictable and subject to rapid decline because they depend significantly on two existing product lines.

     Logic and logic related products and networking products account for substantially all of our revenue.

     Logic and Logic Related Products. Logic and logic related products accounted for approximately 64%, 69% and 93% of our revenues for the fiscal years 1998, 1997 and 1996. Demand for our logic products depends heavily on the market for personal computers. As a result, any adverse change in the demand for personal computers will adversely affect our ability to sell our logic products. In addition, the market for logic products is highly competitive. As a result, if our competitors offer similar products at lower prices we may be forced to reduce our sales prices to maintain market share or to clear inventory. This would adversely affect our gross margin and, consequently, our operating and financial results. Finally, if the designers of microprocessors incorporate the logic functions that our products perform into their microprocessors, the demand for our logic products could diminish significantly, which would adversely affect our revenues, margins, operating results and financial condition.

     Networking Products. In early winter 1997 we introduced our 10 Base T and 100 Base Tx products. These networking products accounted for 31% of our revenue in fiscal year 1998 and 26% in fiscal year 1997. These products are CMOS transceiver chips that are used in adapters, repeaters, switches and bus cards in Fast Ethernet networks. They are also used for multiplexers and demultiplexers and switches in Asynchronous Transmission Mode networks. During the remainder of fiscal 1997 and fiscal 1998, we derived significant revenue from the sale of these networking chips, although quarterly revenues from these products declined continually from the first quarter to the fourth quarter of fiscal year 1998. In late fiscal 1998, our competitors introduced similar chips with either better performance or lower prices. As a result of declines in demand and increased competition, sales for these chips have not met our forecasts and we have had to reduce our sales prices and, in some cases, reduce our inventory valuation to reflect the reduced sales prices. We have taken reserves to account for expected future declines in sales prices, but there can be no assurance that our reserves are adequate. Any further declines in sales prices will adversely affect our revenues, gross margins, operating results and financial condition. Although we are developing new products for this market, which we believe we will be able to sell at higher prices and margins, there can be no assurance that we will successfully develop such products in time, that the demand for these products will meet expectations, that our customers will like these new products or that we will not face similar price competition for these products as well.

  We must successfully develop and introduce new products to stay competitive.

     For QSI to be successful, we must continually introduce new products at better price/performance levels than are currently available. Such development and introduction involves a significant use of cash and if we are unable to generate sufficient cash to invest in developing and introducing new products, or to introduce new products that are successful, our results of operations and financial condition will be adversely affected. New product development and introduction requires us to invest significantly in:

     - research and development;

     - prototype testing;

     - the production of high precision quartz plates, known as "photomasks," which are used to transfer circuit patterns onto semiconductor wafers; and

     - initial inventory build.

     In addition, we have to invest in obtaining "design wins." However, it can be more than a year before a design win results in significant revenues. For these reasons, we have an ongoing need for liquid assets to fund new product development and introduction. This requires cash, which we must generate from operations, divert from other uses or obtain from external financing. In addition, even if we successfully develop and introduce new products, there can be no assurance that the products will be successful. Our new products must be timely, must perform to specifications and must offer a better price/performance level than existing products.

  Business of QSI could suffer due to announcement of the merger.

     The announcement of the merger may increase the likelihood of a number of changes to our business, any of which could have a material adverse effect. Such changes include but are not limited to:

     - loss of our key management, development or other personnel;

     - deterioration of our distributor relationships;

     - returns of our products;

     - decreases or cessation of orders for our products;

     - cancellation of agreements by distributors of our product line; and

     - delays in product development.

     Even if the merger is not completed, we could be harmed by the expectation of these changes and restoring our business to its pre-announcement value could take a long time and be costly. As a result of the factors described above, the failure to consummate the merger could have a material adverse effect on our business, operating results, financial condition and stock trading price.

  The semiconductor industry is characterized by price erosion, declining gross margins, product obsolescence and heightened international competition in many markets.

     As a result, we must continually develop new products with higher average selling prices and manage our costs in order to compete. We cannot assure you that we will be able to do this successfully, and any failure on our part to reduce costs or introduce new products in response to competitive pressures will have a material adverse effect on our business. Our competitors include large semiconductor companies like Integrated Device Technology, Inc., Texas Instruments Incorporated, National Semiconductor Corporation, Level One and Cypress Semiconductor Corporation. These larger companies have greater financial, technical, marketing and distribution and other resources and offer broader product lines than we do. In addition, they have longer standing relationships with their customers and suppliers. Therefore, these companies may be better able to withstand a downturn in the market for QSI's products or sustained price reductions in the markets in which we compete.

  Operating the Australia semiconductor fabrication facility is capital intensive and complex.

     We rely on the Australian fabrication facility for most of the wafer requirements of our logic product family. Although the facility is currently fully operational, any disruption in production or failure to maintain acceptable yields would adversely affect us because:

     - we could be unable to meet the demand for our products;

     - we would need to seek another source for our wafers, which would probably raise our cost per wafer; and

     - we would continue to incur the fixed expenses associated with maintaining the facility even though it wasn't producing wafers for us.

     To date, we have invested more than $14.0 million in equipment and other capital improvements since we purchased the facility in February 1996.

     The manufacture of semiconductor wafers is complex and yields are highly dependent on maintaining a clean environment. Although the fabrication process is highly controlled, the equipment may not perform flawlessly. A substantial percentage of wafers could be rejected or individual dies on a wafer could be nonfunctional due to minor impurities, difficulties in the production process or defects in the masks. In addition, we rely on external sources for the raw materials used in the wafer fabrication process. Although we have tried to qualify multiple vendors, any shortage of raw materials or increase in the cost of raw materials would adversely impact our ability to produce enough wafers to meet our demands and would raise our cost per wafer.

  We store, use and dispose of hazardous materials in our fabrication process and we could incur substantial fines or remediation costs associated with any violation of the laws or regulations or any environmental damage attributed to our use, storage or disposal of these materials.

     In addition, the storage, use and disposal of these chemicals and gases are subject to laws and regulations at the national, state and local level. Because the public is focusing more on environmental issues and the safety hazards associated with handling hazardous and toxic material, the laws and regulations governing them may become more stringent. As a result, we may have to incur additional expenses in the future in order to comply with more stringent rules or regulations governing the handling of the chemicals and gases used in our Australian fabrication facility.

  We have limited control over the fabrication, assembly and testing of our products because we depend on third parties for these functions.

     Fabrication. Although we fabricate a majority of our wafers in our Australia facility, we still rely on Taiwan Semiconductor Manufacturing Company, Ltd., for a substantial number of wafers for small geometry networking products. Under the terms of our agreements with TSMC, they can terminate the relationship at any time, and we would need to find an alternative source for these wafers, which could be a time-consuming and expensive process, and could cause us to miss order deadlines, experience reduced revenues and incur higher costs of goods sold. In addition, there are other risks involved in relying on TSMC as a supplier of wafers which include:

     - we have less control over delivery schedules;

     - we can't be assured that TSMC will always have the capacity available to meet our needs;

     - we have less control over quality assurance processes;

     - TSMC may experience technical and/or production problems that would prevent them from being able to fill our orders; and

     - there is an increased risk that our intellectual property may be misappropriated.

     In addition, the dependence on a third party wafer supplier tends to slow the product development cycle because of the need to coordinate design activity and qualify processes. Because we have little control over whether TSMC continues to improve its processes, such as fabrication in finer geometries, our competitors who do not rely on third party wafer fabrication may be better able to transition to improved processes and, as a consequence, offer products at a better price/performance level than our products.

     Assembly and Testing. Substantially all of our assembly is performed by Digital Testing Services. In addition, we rely on SPIC Electronics Laboratory in India. We also rely on SPIC and Digital Testing to perform substantially all of our testing for our networking products. Consequently, we have less control over the quality and availability of the services that they provide. If the quality or reliability of these vendors degrades, or if we have to find alternate sources of assembly and testing, the process of qualifying alternate vendors could delay product development and product shipment and could result in loss of customers, limitations or reductions in our revenues and other adverse effects on our operating results.

  Our operating results are subject to significant fluctuations because we depend on foreign suppliers and foreign buyers.

     We purchase a significant amount of our wafers and substantially all of our assembly services from foreign suppliers, primarily in Taiwan and India and we sell a significant amount of our products to foreign buyers. Export sales to Asia constituted 26% of our net revenues in fiscal 1998 and 34% of our net revenues in fiscal 1997, while export sales to Europe accounted for 9% of our net revenue in fiscal 1998 and 8% of our net revenue in fiscal 1997. As a result, we are subject to the risks generally associated with doing business abroad. These risks include, but are not limited to:

     - the need to comply with foreign government regulations;

     - currency fluctuation; and

     - greater risk of disruptions or delays in shipments due to political unrest, or economic instability.

     For example, our revenues from our Asian customers declined by 49% during the fourth quarter of fiscal 1998 from the same period in fiscal 1997 as the result of uncertainties in the Asian capital markets.

     In addition, to the extent that we make yen-denominated purchases of wafers from our Japanese suppliers, we may be exposed to the risk that the exchange rate of yen for dollars may decrease from the date that the purchases are agreed upon and the wafers are delivered and, therefore, we would have underestimated the cost of such wafers.

  Our revenues and operating results can be adversely affected by litigation involving patents and proprietary rights.

     The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Intellectual property litigation can be expensive and can divert the energy of our management and engineers. In addition, if any of our products are found to infringe a third party's valid patent, then we might be subject to injunctions and significant damages. Furthermore, we would have to either design around such patents or obtain a license. If we are unable to successfully design around the patents or obtain a license, then we might be unable to offer the product and our revenues and operating results could be materially adversely affected. In the past we have received correspondence from Cypress Semiconductor, Inc., the Lemelson Medical, Education & Research Foundation, International Business Machines Corporation and MUSIC Semiconductor, Inc., claiming that we may have infringed certain patents. Our patent counsel is reviewing these claims. Although we believe that we have valid defenses against such claims, we cannot assure you that we will not have to litigate such claims or enter into a settlement or license agreement to dismiss the claims. However, because the patents others are asserting primarily involve manufacturing processes, revenues from substantially all of our products could be subject to the alleged infringement claims.

  We depend on certain key personnel to manage our operations and develop new products.

     Our success depends on our ability to recruit and retain highly skilled engineers, marketing personnel and managers. In particular, we have a strong need for highly skilled design, process and test engineers, for whom competition is intense. We cannot assure you that we will be successful in hiring or retaining such key personnel or that any of our key personnel will remain employed with us.

  Our customers are highly concentrated and our revenues could be adversely affected by the loss of key customers.

     Most of our revenue typically comes from a relatively small number of customers. For example, in fiscal year 1998, our top seven customers accounted for 53% of our total revenue. If we were to lose any of these customers, our revenues and operating results would be materially adversely affected. In addition, we typically have to provide volume pricing discounts to these customers, which reduces our gross margin.

  We have less control over the distribution of our products because we depend significantly on manufacturing representatives and distributors.

     We market and distribute our products primarily through manufacturers' representatives and independent distributors. If our distributors or representatives were to reduce the number of our products they carry or to terminate their relationships with us, we could experience reduced revenues and would incur additional sales expenses associated with finding a replacement. In addition, if we don't respond to rapid changes in the channel due to factors such as consolidation or distributor financial difficulties, our revenues may be materially adversely affected.

  If we are not adequately prepared for the transition to the Year 2000, our operations will be harmed.

     If our company-wide Year 2000 readiness program does not successfully address the issue of computer programs and embedded computer chips being unable to distinguish between the Year 1900 and the Year 2000, we may suffer an interruption in or failure of our normal business activities and operations. In addition, even if we successfully identify and correct any products or internal systems that are not Year 2000 compliant, the third parties on whom we rely for such things as telephones, banking, manufacturing, supplies and shipping may not have systems that are Year 2000 compliant. Although we cannot determine the full extent of effects of a Year 2000 failure by us or by our key suppliers and customers, the most reasonably likely worst case scenario could result in delays in the production or shipment of products to our customers or delays in our ability to collect accounts receivable from our customers. In the aggregate, these delays could adversely affect our results of operations, liquidity or supplier and customer relations.

     Through December 1998, we had spent approximately $230,000 on our Year 2000 readiness program. We estimate that we may spend up to an additional $300,000 for other repairs, replacements or upgrades and for coordinating our Year 2000 compliance efforts with key suppliers and customers. However, we may have to spend significantly more money to ensure that our products and internal systems are Year 2000 compliant or to remedy any situations caused by a Year 2000 failure. We do not have a contingency plan to address the Year 2000 problem, in the event that our current program is unsuccessful, but we expect to create one by June 1999.

  Our operating results and financial condition are difficult to predict because the semiconductor industry is cyclical and subject to rapid change.

     We may experience substantial period-to-period fluctuations in future operating results due to general semiconductor industry conditions, overall economic conditions or other factors. The semiconductor industry has historically been cyclical and subject to significant economic downturns at various times and has been characterized by diminished product demand, accelerated erosion of average selling prices and overcapacity. In addition, the end-markets for systems that incorporate our products are characterized by rapidly changing technology and evolving industry standards.

  Our stock price is volatile.

     Our earnings and stock price have been, and may be, subject to significant volatility, particularly on a quarterly basis due to changes in our operating results and financial conditions as well as to conditions that generally affect technology companies. Any shortfall in revenue, gross margins or earnings from expected levels could have an immediate and significant adverse effect on the trading price of our stock in any given period. We may not learn of, or be able to confirm, revenue, gross margin or earnings shortfalls until late in the quarter, or following the end of the quarter, because a significant portion of our revenue in a quarter typically is shipped in the last few weeks of that quarter. In addition, future announcements concerning us or our competitors, including technological innovations, new product introductions, governmental regulations, litigation, or changes in earnings estimates by analysts, may cause the market price of our stock to fluctuate substantially. Stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results, such as general economic, political and market conditions. Because of the typically low daily trading volumes of our stock, our stock price is particularly volatile and you may find it difficult to buy or sell a large quantity of our stock.

  We are evaluating the issues raised by the introduction of Euro.

     We are in the process of addressing the issues raised by the introduction of the Single European Currency, or "Euro," for initial implementation as of January 1, 1999, and through the transition period to January 1, 2002. We do not expect the cost of any system modification to be material and do not currently expect that introduction and use of the Euro will materially affect our foreign exchange and hedging activities or will result in any material increase in transaction costs. We will continue to evaluate the impact over time of the introduction of the Euro; however, based currently available information we do not believe that the introduction of the Euro will have a material adverse impact on our financial condition or the overall trends in results of operations.

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

                                                                                      LONG-TERM
        NAME AND PRINCIPAL POSITION                ANNUAL COMPENSATION           COMPENSATION AWARDS
        ---------------------------           -----------------------------   --------------------------
                                              FISCAL                                        ALL OTHER
                                               YEAR    SALARY($)   BONUS($)   OPTIONS    COMPENSATION($)
                                              ------   ---------   --------   --------   ---------------
R. Paul Gupta...............................   1998    $290,309    $82,940      70,000       $3,780(1)
  President and Chief Executive Officer        1997    $297,303    $79,866      40,000       $3,780(1)
                                               1996    $272,025    $22,880     132,500       $3,780(1)
Chun P. Chiu................................   1998    $198,194    $48,720      40,000       $5,234(1)
  Chairman of the Board and                    1997    $209,999    $50,232      38,000       $5,234(1)
  Chief Technical Officer                      1996    $202,736    $17,600      49,000       $5,522(1)
Albert R. Enamait...........................   1998    $175,694    $ 5,734(2)   10,000           --
  Vice President of Sales & Marketing          1997    $168,569    $13,238(2)   20,000           --
                                               1996    $ 49,002    $ 9,500(2)   30,000           --
David Sear..................................   1998    $138,461    $31,200     150,000(3)         --
  Executive Vice President and Chief
  Operating Officer
Edward J. Bradley, Jr.......................   1998    $135,310    $15,000      10,000           --
  Vice President of Manufacturing              1997    $122,192    $20,000      10,000           --
                                               1996    $111,770    $20,000      17,000           --

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

STOCK OPTION/SAR GRANTS IN FISCAL YEAR 1998

                                               INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                            -------------------------------------------------------      VALUE AT ASSUMED
                             NUMBER OF       % OF TOTAL                               ANNUAL RATES OF STOCK
                             SECURITIES       OPTIONS                                   PRICE APPRECIATION
                             UNDERLYING      GRANTED TO    EXERCISE OR                 FOR OPTIONS TERM(1)
                              OPTIONS       EMPLOYEES IN   BASE PRICE    EXPIRATION   ----------------------
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

---------------
 * Total number of options granted by the Company to its employees for the fiscal year ended September 27,1998 is 1,597,136 shares. The Company did not grant SARs in fiscal year ended September 27, 1998.

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

AGGREGATED OPTION/SAR EXERCISES IN FISCAL YEAR 1998 AND OPTION/SAR VALUES AT END OF FISCAL YEAR 1998

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                SHARES        VALUE             OPTIONS AT              IN-THE-MONEY OPTIONS AT
                              ACQUIRED ON    REALIZED     SEPTEMBER 27, 1998(#)*       SEPTEMBER 27, 1998($)(2)
            NAME              BALANCE(#)      ($)(1)    (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
            ----              -----------    --------   ---------------------------   ---------------------------
R. Paul Gupta...............      --           --             170,779/131,721                   --/--
Chun P. Chiu................      --           --              53,241/ 73,759                   --/--
Albert R. Enamait...........      --           --              16,875/ 35,625                   --/--
David Sear..................      --           --                   0/150,000                   --/--
Edward J. Bradley, Jr.......      --           --              11,290/ 23,209                   --/--

---------------
* There were no SAR exercises in fiscal year ended September 27, 1998 and there were no outstanding SARs at the end of fiscal year ended September 27, 1998.

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

     If a key employee is involuntarily terminated within one year for any reason other than cause after a change of control, the Company will provide for a lump sum severance payment consisting of (i) six months (in the case of the Chairman of the Board and vice presidents, twelve months; in the case of the Chief Executive Officer, eighteen months) (the "Severance Period") of the monthly salary which the employee was receiving immediately prior to the change of control and (ii) the target bonus which would have been paid over the Severance Period; and (iii) a prorated amount of the employee's target bonus for the fiscal year in which the termination occurs. The Company also will continue to provide all benefits through the end of the Severance Period substantially identical to those to which the employee was entitled immediately prior to the change of control, as well as outplacement services with a total value not to exceed $15,000.

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

                                                                SHARES BENEFICIALLY
                5% SHAREHOLDERS, DIRECTORS,                          OWNED(1)
                 NAMED EXECUTIVE OFFICERS,                    -----------------------
      AND DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP          NUMBER      PERCENT(2)
      -----------------------------------------------         ---------    ----------
Chun P. Chiu................................................    364,315(3)    4.82%
  Chairman of the Board & Chief Technical Officer
R. Paul Gupta...............................................    300,959(4)    3.91%
  Director, President & Chief Executive Officer
Masaharu Shinya.............................................     68,333(5)       *
  Director
Andrew J. S. Kang...........................................    330,150(6)    4.36%
  Director
Robert L. Puette............................................      5,000(7)       *
  Director
David D. Tsang..............................................      5,000(8)       *
  Director
David Sear..................................................          0          *
  Executive Vice President & Chief Operating Officer
Edward J. Bradley, Jr.......................................     18,032(9)       *
  Vice President of Manufacturing
Albert R. Enamait...........................................     20,625(10)       *
  Vice President of Sales and Marketing
All current officers and directors as a group (10
  persons)..................................................  1,112,414(11)   14.12%

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

 (6) Includes 10,000 shares subject to outstanding stock options exercisable on or before January 9, 1999. Also includes 234,751 shares owned by Technology Associates Corporation and 79,400 shares owned by Tech Gains as to which Mr. Kang disclaims beneficial ownership except to the extent of his pecuniary interest therein. Mr. Kang is a director of Technology Associates Corporation and is the Managing Director of Technology Associates Management Company which controls TechGains.

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

(11) Includes an aggregate of 311,184 shares subject to outstanding stock options and warrants exercisable on or before January 9, 1999. Includes 50,000 shares described in footnote 5 above owned by an affiliate of Mr. Shinya, a director of QSI, as to which such director may have disclaimed beneficial ownership. Also includes 314,151 shares described in footnote 6 above owned by an affiliate of Mr. Kang, a director of QSI, as to which Mr. Kang may have disclaimed beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into certain transactions with Kanematsu Semiconductor Corporation and its subsidiaries (Kanematsu), a shareholder of the Company, whose president serves on the Company's Board of Directors. The Company entered into an agreement pursuant to which Kanematsu acts as an intermediary in the purchase of wafers from other suppliers. The Company purchased approximately $300,000, $1,400,000 and $6,800,000 of wafers through Kanematsu in fiscal 1998, 1997 and 1996, respectively.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements and Report of Ernst & Young LLP,
        Independent Auditors
         Report of Ernst & Young LLP, Independent Auditors......  33
         Consolidated Balance Sheets at September 30, 1998 and
         1997...................................................  34
         Consolidated Statements of Operations -- Years Ended
          September 30, 1998, 1997
           and 1996.............................................  35
         Consolidated Statements of Cash Flows -- Years Ended
          September 30, 1998, 1997
           and 1996.............................................  36
         Consolidated Statements of Shareholders' Equity --Years
          Ended September 30, 1998, 1997
           and 1996.............................................  38
         Notes to Consolidated Financial Statements.............  39
    (2) Financial Statement Schedule
         The following financial statement schedule is included
         herein:
         Schedule II -- Valuation and Qualifying Accounts.......  54
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

                                                         QUALITY SEMICONDUCTOR,
INC.

Dated: March 22, 1999                     By:       /s/ R. PAUL GUPTA
                                            ------------------------------------
                                                       R. Paul Gupta
                                                  Chief Executive Officer

     Pursuant to the requirements of the Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----

/s/ CHUN P. CHIU*                                 Director and Chairman of the Board    March 22, 1999
------------------------------------------------
Chun P. Chiu

/s/ R. PAUL GUPTA                                 Director, President and Chief         March 22, 1999
------------------------------------------------  Executive Officer
R. Paul Gupta

/s/ STEPHEN H. VONDERACH*                         Vice President of Finance, Chief      March 22, 1999
------------------------------------------------  Financial Officer and Chief
Stephen H. Vonderach                              Accounting Officer

/s/ ANDREW J. S. KANG*                            Director                              March 22, 1999
------------------------------------------------
Andrew J. S. Kang

/s/ ROBERT L. PUETTE*                             Director                              March 22, 1999
------------------------------------------------
Robert L. Puette

/s/ MASAHARU SHINYA*                              Director                              March 22, 1999
------------------------------------------------
Masaharu Shinya

/s/ DAVID D. TSANG*                               Director                              March 22, 1999
------------------------------------------------
David D. Tsang

             *By: /s/ R. PAUL GUPTA
    ---------------------------------------
                 R. Paul Gupta
               (Attorney-in-Fact)

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

                                                           /s/ Ernst & Young LLP

San Jose, California
October 28, 1998

                          QUALITY SEMICONDUCTOR, INC.

                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Current assets:
  Cash and cash equivalents.................................  $ 5,938    $ 9,403
  Short-term investments....................................    1,900      3,656
  Accounts receivable, net of allowances of $462 and $856 at
     September 30, 1998 and 1997, respectively..............    5,346      6,939
  Accounts receivable from related parties..................      506        773
  Other receivables.........................................       --      1,036
  Inventories...............................................    8,210     17,689
  Prepaid expenses..........................................    1,190      1,963
  Deferred income taxes.....................................      166      3,364
                                                              -------    -------
Total current assets........................................   23,256     44,823
Property and equipment, net.................................   21,787     22,859
Other assets................................................    1,270      2,150
                                                              -------    -------
Total assets................................................  $46,313    $69,832
                                                              =======    =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 4,184    $ 5,489
  Accounts payable to related parties.......................      248        222
  Accrued compensation......................................    1,608      1,925
  Other accrued liabilities.................................    2,167        751
  Deferred income on shipments to distributors..............    2,972      2,995
  Long-term obligations to related party due within one
     year...................................................    2,488      1,684
  Current portion -- capital lease obligations..............      378         --
  Redeemable preference shares of subsidiary................       --      3,982
                                                              -------    -------
Total current liabilities...................................   14,045     17,048
Long-term obligations to related party......................    4,166      7,202
Long-term portion -- capital lease obligations..............      980         --
Deferred income taxes.......................................      832      1,945
Commitments and contingencies
Shareholders' equity:
  Preferred stock, $.001 par value; Authorized
     shares -- 1,000,000
     Issued and outstanding shares -- none                         --         --
  Common stock, $.001 par value;
     Authorized shares -- 30,000,000
     Issued and outstanding shares -- 7,502,690 in 1998 and
      7,393,076 in 1997.....................................        8          7
  Additional paid-in capital................................   41,820     41,600
  Retained earnings (accumulated deficit)...................  (12,956)     2,378
  Cumulative translation adjustment.........................   (2,582)      (157)
  Deferred compensation.....................................       --       (191)
                                                              -------    -------
Total shareholders' equity..................................   26,290     43,637
                                                              -------    -------
Total liabilities and shareholders' equity..................  $46,313    $69,832
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
                                                              ========    =======    =======

                            See accompanying notes.

                          QUALITY SEMICONDUCTOR, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $(15,334)   $   210    $(1,310)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization.............................     7,416      5,372      3,977
  Deferred income taxes.....................................     2,433     (1,183)    (1,021)
  Deferred compensation amortization........................       191        229        228
  Changes in operating assets and liabilities:
     Accounts and related parties receivables, net..........     1,717     (1,083)      (778)
     Other receivables......................................     1,036       (317)       277
     Inventories............................................     8,931     (3,705)      (510)
     Prepaid expenses.......................................       734     (1,431)       (66)
     Accounts payable, including related parties............    (1,107)     2,215     (1,407)
     Income taxes payable...................................        --     (1,707)      (282)
     Accrued compensation...................................      (135)       713       (536)
     Other accrued liabilities..............................     1,416       (489)       806
     Deferred income on shipments to distributors...........       (23)       977        120
                                                              --------    -------    -------
Total adjustments...........................................    22,609       (409)       808
                                                              --------    -------    -------
Net cash provided by (used in) operating activities.........     7,275       (199)      (502)
INVESTING ACTIVITIES
Purchase of certain assets of AWAM..........................        --         --     (5,005)
Capital expenditures, net...................................    (6,341)    (3,340)    (3,296)
Purchase of short-term investments..........................    (3,654)    (5,686)    (5,935)
Sales and maturities of short-term investments..............     5,410      4,433     13,012
Deposits and other assets...................................       (45)       246       (126)
                                                              --------    -------    -------
Net cash used in investing activities.......................    (4,630)    (4,347)    (1,350)
FINANCING ACTIVITIES
Principal payments on long-term debt and preference
  shares....................................................    (6,448)    (4,235)      (472)
Net proceeds from promissory notes..........................        --      2,850         --
Net proceeds from issuance of common stock..................       378     10,633        635
Repurchase of common stock..................................      (157)      (229)      (819)
Principal payments on capital lease obligations.............       117         --       (199)
                                                              --------    -------    -------
Net cash provided by (used in) financing activities.........    (6,110)     9,019       (855)
                                                              --------    -------    -------
Net increase (decrease) in cash and cash equivalents........    (3,465)     4,473     (2,707)
Cash and cash equivalents at beginning of period............     9,403      4,930      7,637
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................  $  5,938    $ 9,403    $ 4,930
                                                              ========    =======    =======

                                                                YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------    -------    -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during this period for:
  Interest..................................................  $    965    $ 1,091    $   107
  Taxes (refunded), net.....................................  $ (1,700)   $ 2,234    $   724
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Redeemable preference shares of a subsidiary issued as
  partial consideration for certain assets of AWAM..........  $     --    $    --    $ 6,300
Conversion of promissory notes into common stock............  $     --    $ 3,000    $    --
Acquisition of property and equipment through issuance of
  long term debt to related party...........................  $     --    $ 6,603    $ 3,668
Acquisition of property and equipment
  under capital lease obligations...........................  $  1,475

                            See accompanying notes.

                          QUALITY SEMICONDUCTOR, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                  RETAINED
                                  COMMON STOCK     ADDITIONAL     EARNINGS     CUMULATIVE
                                 ---------------    PAID-IN     (ACCUMULATED   TRANSLATION     DEFERRED
                                 SHARES   AMOUNT    CAPITAL       DEFICIT)     ADJUSTMENT    COMPENSATION    TOTAL
                                 ------   ------   ----------   ------------   -----------   ------------   --------
BALANCE AT SEPTEMBER 30,
  1995.........................  5,475     $ 5      $28,386       $  3,478             --      $   (648)    $ 31,221
  Sale of common stock.........    196       1          634             --                           --          635
  Tax benefit from stock option
    exercises..................     --      --           81             --                           --           81
  Repurchase of common stock...   (135)     (1)        (818)            --                           --         (819)
  Issuance of warrants.........     --      --           65             --                           --           65
  Amortization of deferred
    compensation...............     --      --           --             --                          228          228
  Cumulative translation
    adjustment.................     --      --           --                           244            --          244
  Net loss.....................     --      --           --         (1,310)                          --       (1,310)
                                 -----     ---      -------       --------      ---------      --------     --------
BALANCE AT SEPTEMBER 30,
  1996.........................  5,536       5       28,348          2,168            244          (420)      30,345
  Sale of common stock,
    conversion of promissory
    notes, and issuance of
    warrants...................  1,890       2       13,296             --                           --       13,298
  Tax benefit from stock option
    exercises..................     --      --          185             --                           --          185
  Repurchase of common stock...    (33)     --         (229)            --                           --         (229)
  Amortization of deferred
    compensation...............     --      --           --             --                          229          229
  Cumulative translation
    adjustment.................     --      --           --                          (401)           --         (401)
  Net income...................     --      --           --            210                           --          210
                                 -----     ---      -------       --------      ---------      --------     --------
BALANCE AT SEPTEMBER 30,
  1997.........................  7,393       7       41,600          2,378           (157)         (191)      43,637
  Sale of common stock.........    140       1          377             --                           --          378
  Repurchase of common stock...    (30)     --         (157)            --                           --         (157)
  Amortization of deferred
    compensation...............     --      --           --             --                          191          191
  Cumulative translation
    adjustment.................     --      --           --                        (2,425)           --       (2,425)
  Net loss.....................     --      --           --        (15,334)            --)           --      (15,334)
                                 -----     ---      -------       --------      ---------      --------     --------
BALANCE AT SEPTEMBER 30,
  1998.........................  7,503     $ 8      $41,820       $(12,956)     $  (2,582)     $ 26,290
                                 =====     ===      =======       ========      =========      ========     ========

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

     The Company's inventory valuation process is done on a part-by-part basis. Lower of cost to market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reduction of sales prices, excess inventory levels, and obsolete inventory. The Company wrote-down $3.5 million and $2.2 million in inventory in the third and fourth quarters, respectively, of fiscal 1998. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the assets estimated useful lives of two to ten years. Capitalized leases and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the lease. The Company performs reviews to determine if property and equipment impairment

                          QUALITY SEMICONDUCTOR, INC.

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) indicators exist. If impairment indicators are present, and the undiscounted cash flows estimated to be generated by the assets are less than the carrying amount of the assets, the Company considers the need to write-down long-lived assets to estimated fair value.

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

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS 131), which changes the way public companies report information about operating segments. SFAS 131, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report

                          QUALITY SEMICONDUCTOR, INC.

 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) entitywide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. SFAS 131 will be adopted by the Company in fiscal 1999.

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

 6. LONG-TERM OBLIGATIONS TO RELATED PARTY AND CAPITAL LEASE OBLIGATIONS

     On March 28, 1996, the Company entered into an agreement with Kanematsu USA, Inc., a subsidiary of Kanematsu Semiconductor Corporation (Kanematsu), whose president is a director of the Company, to finance approximately $8.0 million of wafer fabrication equipment for installation at QSA. In March 1997, the Company agreed to enter into a second finance arrangement with Kanematsu USA Inc. to finance an additional $2.5 million. These agreements expire March 31, 2001, and the borrowings bear interest of 8.5% and 9.25% respectively. There were borrowings of approximately $10.3 million against these agreements, of which approximately $6.7 million was outstanding at September 30, 1998. Borrowings under these agreements are secured by equipment financed under the agreements.

                          QUALITY SEMICONDUCTOR, INC.

 6. LONG-TERM OBLIGATIONS TO RELATED PARTY AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
     In fiscal 1998, the Company leased a portion of its equipment under capital lease agreements, which required the Company to maintain certain financial ratios and a minimum cash balance. As of September 30, 1998, the Company was in compliance with the covenant requirements contained in the lease.

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

                          QUALITY SEMICONDUCTOR, INC.

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

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
     The following is a summary of option activities for the plans (in thousands, except per share amounts):

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

     In January 1994, the shareholders approved the adoption of the 1993 Employee Stock Purchase Plan (the 1993 Purchase Plan) covering 200,000 shares of common stock for issuance under the plan and the adoption of the 1993 Directors' Stock Option Plan (the Directors' Plan) covering 100,000 shares of common stock for

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
issuance under that plan. In February 1998, the shareholders approved an increase to the number of shares of common stock reserved for issuance under the 1993 Purchase Plan by 100,000 shares to an aggregate total of 300,000 shares. Under the 1993 Purchase Plan, employees may be granted the opportunity to purchase common stock at 85% of market value on the first or last day of the offering period (as defined by the plan), whichever is lower. The Directors' Plan provides for the issuance of stock options to directors of the Company. There were 107,368, 52,762 and 79,770 shares issued under the 1993 Purchase Plan in 1998, 1997, and 1996 respectively, and 16,735 shares remained available for issuance as of September 30, 1998. The Company has granted 77,500 options (10,000, 10,000 and 17,500 in 1998, 1997 and 1996, respectively) under the
Directors' Plan at exercise prices between $6.19 to $9.00; 5,000 options were exercised, and 10,000 options were canceled as of September 30, 1998.

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
                                                              =====    =====

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
SHAREHOLDER RIGHTS PLAN

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

     Compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for these rights granted in 1998, 1997 and 1996: a dividend yield of 0% for all years; an expected life of six months for all years; an expected volatility of
 .83, .69 and .69 for 1998, 1997 and 1996, respectively; and a risk-free interest rate of 5.05%, 5.45% and 5.25% for 1998, 1997

                          QUALITY SEMICONDUCTOR, INC.

 8. SHAREHOLDERS' EQUITY (CONTINUED)
and 1996, respectively. The weighted average fair market value of the purchase rights granted in 1998, 1997 and 1996 was $1.10, $3.40 and $3.23 respectively.

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

                          QUALITY SEMICONDUCTOR, INC.

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

                               INDEX TO EXHIBITS

  EXHIBIT                                                                  PAGE
  NUMBER                    EXHIBIT DOCUMENT DESCRIPTION                  NUMBER
  -------                   ----------------------------                  ------
   2.1      Asset Purchase Agreement dated January 2, 1996 between
            Quality Semiconductor Australia Pty. Ltd. and AWA
            Microelectronics Pty. Ltd. (incorporated by reference to
            Exhibit 2.1 of the Company's Form 8-K filed on March 4,
            1996).......................................................
   3.1      Amended and Restated Articles of Incorporation of the
            Company (incorporated by reference to Exhibit 3.1 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective on November 16, 1994).....
   3.2      Bylaws of the Company, as amended(1)........................
   4.1      Subscription Agreement dated January 12, 1996 between AWA
            Limited and Quality Semiconductor Australia Pty. Ltd
            (incorporated by reference to Exhibit 4.1 of the Company's
            Form 8-K filed on March 4, 1996)............................
   4.2      Put Option dated January 12, 1996 between Quality
            Semiconductor, Inc. and AWA Limited (incorporated by
            reference to Exhibit 4.2 of the Company's Form 8-K filed on
            March 4, 1996)..............................................
   4.3      Common Stock Purchase Warrant dated February 16, 1996 issued by Quality Semiconductor, Inc. to AWA Limited (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on March 4, 1996)...........................................
   4.4      Form of QSA Convertible/Redeemable Note Issuance Agreement
            dated November 21, 1996 between Quality Semiconductor
            Australia, Pty. Limited, Quality Semiconductor, Inc. and
            Technology Associates (Note No. 1) (incorporated by
            reference to Exhibit 4.1 of the Company's Form 8-K filed on
            December 11, 1996)..........................................
   4.5      Form of QSA Convertible/Redeemable Note Issuance Agreement,
            dated November 21, 1996 between Quality Semiconductor
            Australia Pty. Limited, Quality Semiconductor, Inc. and Win
            Win Venture Capital Corporation (Note No. 3) (incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on December 11, 1996).......................................
   4.6      Form of QSA Convertible/Redeemable Note Issuance Agreement,
            dated November 21, 1996, between Quality Semiconductor
            Australia, Pty. Limited, Quality Semiconductor, Inc. and Win
            Win Venture Capital Corporation (Note No. 4) (incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed on December 11, 1996).......................................
   4.7      Form of QSA Convertible/Redeemable Note Issuance Agreement,
            dated November 21, 1996, between Quality Semiconductor
            Australia, Pty. Limited, Quality Semiconductor, Inc. and Win
            Win Venture Capital Corporation (Note No. 5) (incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed on December 11, 1996).......................................
   4.8      Form of Unsecured Convertible Promissory Note of Quality
            Semiconductor Australia, Pty. Limited (incorporated by
            reference to Exhibit 4.5 of the Company's Form 8-K filed on
            December 11, 1996)..........................................
   4.9      Unit Purchase Agreement (including Warrant), dated May 22,
            1997 between Quality Semiconductor, Inc. and the Purchasers
            (incorporated by reference to Exhibit 4.1(1) of S-3 filed on
            June 27, 1997)..............................................

  EXHIBIT                                                                  PAGE
  NUMBER                    EXHIBIT DOCUMENT DESCRIPTION                  NUMBER
  -------                   ----------------------------                  ------
   4.13     Preferred Shares Rights Agreement, dated August 29, 1997
            between Quality Semiconductor, Inc. and BankBoston N.A.,
            including the Certificate of Designation of Rights,
            Preferences and Privileges of Series Participating Preferred
            Stock, the Form of Rights Certificate and the Summary of
            Rights attached thereto as Exhibit A, B, and C, respectively
            (incorporated by reference to Exhibit 4.1 of the Company's
            Form 8-K filed on September 16, 1997).......................
  10.1      Form of Indemnification Agreement for directors and officers
            (incorporated by reference to Exhibit 10.1 of the Company's
            Registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.2      Amended and Restated 1989 Stock Option Plan and forms of
            agreements thereunder (incorporated by reference to Exhibit
            10.2 of the Company's Registration Statement on Form S-1
            (File No. 33-72884), which became effective on November 16,
            1994).......................................................
  10.3      1993 Employee Stock Option Plan and forms of agreements
            thereunder (incorporated by reference to Exhibit 10.3 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective November 16, 1994)........
  10.4      Amended and Restated 1993 Directors' Stock Option Plan and
            forms of subscription agreement(1)..........................
  10.5      Amended and Restated 1995 Stock Option Plan and form of
            agreement thereunder (incorporated by reference to Exhibit
            4.3 of the Company's Form S-8 filed April 25, 1997).........
  10.6      Technology/Product Development & Licensee Agreement between the Company and Seiko Instruments, Inc., dated as of October
            17, 1988 (incorporated by reference to Exhibit 10.13 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective on November 16, 1994).....
  10.7      Technology/Product Development & License Agreement between the Company and Yamaha Corporation, dated as of September
            23, 1989 (incorporated by reference to Exhibit 10.14 of the
            Company's Registration Statement on Form S-1 (File No.
            33-72884), which became effective on November 16, 1994).....
  10.8      Distribution Agreement between the Company and Kanematsu
            Semiconductor Corporation, dated as of November 7, 1991
            (incorporated by reference to Exhibit 10.15 of the Company's registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.9      Sales Agreement between the Company and Kanematsu
            Semiconductor Corporation, dated as of June 1, 1990
            (incorporated by reference to Exhibit 10.16 of the Company's
            Registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.10     Lease Agreement dated December 12, 1990 between the Company and the Prudential Insurance Company of America
            (incorporated by reference to Exhibit 10.19 of the Company's
            Registration Statement on Form S-1 (File No. 33-72884),
            which became effective on November 16, 1994)................
  10.11     Master Lease Agreement dated November 1, 1993 between the
            Company and Comdisco Inc., as amended (incorporated by
            reference to Exhibit 10.20 of the Company's Registration
            Statement on Form S-1 (File No. 33-72884), which became
            effective on November 16, 1994).............................
  10.12     Guaranty and Indemnification Agreement dated January 12,
            1996 among AWA Limited, Quality Semiconductor Australia Pty.
            Ltd. and Quality Semiconductor, Inc. (incorporated by
            reference to Exhibit 2.2 of the Company's Form 8-K filed on
            March 4, 1996)..............................................

  EXHIBIT                                                                  PAGE
  NUMBER                    EXHIBIT DOCUMENT DESCRIPTION                  NUMBER
  -------                   ----------------------------                  ------
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