Form 10-Q/A
period 1998-12-31
QUALITY SEMICONDUCTOR INC
filed 1999-03-23
CIK 869886

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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


PART I.  FINANCIAL INFORMATION


Item 1 - Condensed Consolidated Financial Statements

     Condensed Consolidated Balance Sheets as of December 31, 1998
     and September30, 1998                                                     3

     Condensed  Consolidated  Statements of Operations and
     Comprehensive  Income for the three months ended December 31,
     1998 and December 31, 1997                                                4

     Condensed Consolidated  Statements of Cash Flows for the
     three months ended December 31, 1998 and December 31, 1997                5

     Notes to Condensed Consolidated Financial Statements                      6

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                 9

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           19


PART II.  OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                     20
         (a)  Exhibits
         (b)  Reports on Form 8-K

         Signatures                                                           21

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements


                           Quality Semiconductor, Inc.
                      Condensed Consolidated Balance Sheets
                        (In thousands, except par values)

                                                     December 31,  September 30,
                                                         1998           1998 (1)
                                                         --------       --------
                                                        Unaudited)
ASSETS
Current Assets:
    Cash and cash equivalents ......................  $  6,274    $  5,938
    Short-term investments .........................      --         1,900
    Accounts and other receivables, net ............     4,815       5,852
    Inventories ....................................     6,765       8,210
    Other current assets ...........................     1,174       1,356
                                                      --------    --------
       Total current assets ........................    19,028      23,256
Property and equipment, net ........................    19,111      21,787
Goodwill and other assets ..........................       478       1,270
                                                      --------    --------
       Total assets ................................  $ 38,617    $ 46,313
                                                      ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable ..................................$  5,624    $  4,432
    Accrued liabilities ...............................   4,030       3,775
    Deferred income on shipments to distributors ......   2,059       2,972
    Notes payable to related party due within one year    2,544        2488
    Current portion - capital lease obligations .......   1,228         378
                                                       --------    --------
       Total current liabilities ......................  15,485      14,045
Notes payable to related party ........................   3,510       4,166
Long-term portion - capital lease obligations .........      38         980
Deferred tax liabilities ..............................     171         832

Shareholders' equity:
    Preferred stock, $.001 par value: Authorized 1,000;
         Issued and outstanding - none ................    --          --
    Common stock, $.001 par value, Authorized - 30,000
         Issued and outstanding 7,525 and 7,503 .......       8           8
    Additional paid-in-capital ........................  41,871      41,820
    Retained earnings ................................. (20,174)    (12,956)
    Accumulated other comprehensive income (loss) .....  (2,292)     (2,582)
                                                       --------    --------
        Total shareholders' equity ....................  19,413      26,290
                                                       --------    --------
        Total liabilities and shareholders' equity ....$ 38,617    $ 46,313
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

                           Quality Semiconductor, Inc.
    Condensed Consolidated Statements of Operations and Comprehensive Income
                                   (Unaudited)
                      (In thousands, except per share data)




                                                  Three months ended
                                                     December 31,
                                            ----------------------------
                                                   1998        1997
                                                -------      ------

Net revenues ...............................   $ 10,646    $ 18,534

Cost of revenues ...........................     11,058      13,420
                                               --------    --------
Gross margin ...............................       (412)      5,114

Operating expenses:
  Research and development .................      3,370       2,720
  Sales and marketing ......................      1,859       2,392
  General and administrative ...............      1,460       1,371
                                               --------    --------
           Total operating expenses ........      6,689       6,483
                                               --------    --------
Operating income (loss) ....................     (7,101)     (1,369)

Interest expense, net ......................       (117)       (153)
                                               --------    --------
Income (loss) before provision (benefit) for
income taxes ...............................     (7,218)     (1,522)
Provision (benefit) for income taxes .......       --          (533)
                                               --------    --------
Net income (loss) ..........................     (7,218)       (989)
Other comprehensive income (loss):
  Foreign currency translation adjustment ..        290        (270)
                                               --------    --------
Comprehensive income (loss) ................   ($ 6,928)   ($ 1,259)
                                               ========    ========

Net income (loss) per share - Basic ........   ($  0.96)   ($  0.13)
                                               ========    ========

Net income (loss) per share - Diluted ......   ($  0.96)   ($  0.13)
                                               ========    ========

Shares used in computing net income (loss)
per share - Basic ..........................      7,508       7,383
                                               ========    ========

Shares used in computing net income (loss)
per share - Diluted ........................      7,508       7,383
                                               ========    ========


See accompanying notes to condensed consolidated financial statements.

                           Quality Semiconductor, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                         Three months ended
                                                            December 31,
                                                    ------------------------
                                                        1998         1997
                                                    ----------   --------
Operating activities
Net income (loss) ..................................   ($7,218)   ($  989)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
    Depreciation and amortization ..................     3,786      2,151
    Accretion on preference shares .................      --           48
    Deferred income taxes ..........................      --         (113)
    Deferred compensation amortization .............      --           57

    Changes in operating assets and liabilities ....     2,827      1,995
                                                       -------    -------
Net cash provided by (used in) operating activities       (605)     3,149


Investing activities
Capital expenditures ..............................       (318)    (1,807)
Sales of short-term investments, net ..............      1,900      1,498
Deposits and other assets .........................       --          130
                                                      --------   --------
Net cash provided by (used in) investing activities      1,582       (179)

Financing activities
Principal payments on long-term debt ..............       (692)      (502)
Proceeds from issuance of stock, net of repurchases         51       (121)
                                                      --------   --------
Net cash used in financing activities .............       (641)      (623)
                                                      --------   --------

Net increase in cash and cash equivalents .........        336      2,347
Cash and cash equivalents at beginning of period ..      5,938      9,403
                                                      --------    -------
Cash and cash equivalents at end of period ........   $  6,274   $ 11,750
                                                      ========   ========


See accompanying notes to condensed consolidated financial statements

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

Note 2. Inventories

          Inventories   are  stated  at  the  lower  of   standard   cost  which
     approximates actual (first-in, first-out method) or market (estimated net realizable value). Inventories consisted of (in thousands):

                                December 31,             September 30,
                                        1998                      1998
                           -----------------       -------------------
Raw Materials                         $1,408                    $1,078
Work-in-process                        2,432                     4,270
Finished goods                         2,925                     2,862
                           -----------------       -------------------
                                      $6,765                    $8,210
                           =================       ===================

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

Note 3. Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share.

                                           Three months ended December 31,
                                           -------------------------------
                                                    1998       1997
                                                 -------    -------

Numerator - Net Income (loss) ................   ($7,218)   ($  989)

Denominator for basic earnings per share -
Weighted average shares ......................     7,508      7,383

Effect of dilutive securities - employee stock
options ......................................      --         --
                                                 -------    -------

Denominator for diluted earnings per share ...     7,508      7,383
                                                 =======    =======

Basic earnings (loss) per share ..............   ($ 0.96)   ($ 0.13)
                                                 =======    =======

Diluted earnings (loss) per share ............   ($ 0.96)   ($ 0.13)
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

               Accumulated other comprehensive income and changes thereto in 1999 consist of (thousands):


          Accumulated  other  comprehensive  income (loss)
          at September 30, 1998                                       ($2,582)
          Change for the three months ended December 31, 1998:
            Foreign currency translation adjustment                       290
          Accumulated other comprehensive income (loss) at
            December 31, 1998                                         ($2,292)


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

                           QUALITY SEMICONDUCTOR, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following information should be read in conjunction with the unaudited interim financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q, the Management's Discussion and Analysis of Financial Conditions and Results of Operations contained in the Company's 10-K filed with the Securities and Exchange Commission on December 4, 1998 and subsequent filings with the Securities and Exchange Commission.

     This report contains forward-looking statements within the meaning Section 21E and Rule 3b-6 under the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in the forward-looking statements as a result of the factors set forth in "Factors That May Affect Future Results" and elsewhere in this report, as well as factors set forth in the Company's Annual Report on Form 10-K on file with the Securities and Exchange Commission

Proposed Merger with Integrated Device Technology, Inc.

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

     Research and development expenses were $3.4 million or 32% of net revenues in the first quarter of fiscal 1999 as compared to $2.7 million or 15% of net revenues in the first quarter of fiscal 1998. This increase was mainly the result of costs associated with the development of new networking products. These cost increases primarily included outside design services of $489,000 and depreciation of $81,000. The Company believes that the continued development of its process technology new products is essential to its ability to maintain revenues and market share and to attain profitability.

     Sales and marketing expenses were $1.9 million or 17% of net revenues in the first quarter of 1999, as compared to $2.4 million or 13% of net revenues in the first quarter of fiscal 1998. This decrease in selling expenses was primarily attributable to decreased sales commissions of $340,000 resulting from lower net revenues and a decrease in payroll expenses of $89,000. The Company believes that expenditures for sales and marketing activities, particularly in export markets, are essential to maintaining its competitive position. The Company expects that selling and marketing expenses may vary as a percentage of net revenues in future periods.

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

Liquidity and Capital Resources

During the three months ended December
31, 1998, the Company used $605,000 of net cash in operating activities compared to $3.1 million provided by operating activities during the first three months of fiscal 1998. The increase in cash used in operating activities was mainly due to the net loss of $7.2 million for the first quarter of fiscal 1999 which was offset by depreciation and amortization of $3.8 million and changes in operating assets and liabilities which provided $2.8 million in cash for the first three months of fiscal 1999. Cash provided by investing activities during the first three months of fiscal 1999 totaled $1.6 million as a result of the sale of short-term investments, compared to cash used in investing activities of $179,000 in the first three months of fiscal 1998. Cash used in financing activities for both the first three months of 1999 and 1998 was primarily for the payment of debt.

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

     Our quarterly and annual operating results can fluctuate dramatically. For example, in fiscal 1997, we had net earnings per share of $0.03 per share, while in fiscal 1996, we lost $0.24 per share and in fiscal 1998, we lost $2.06 per share. This net loss of $2.06 per share in 1998 exceeded our cumulative net income for fiscal years 1994, 1995 and 1997 by $0.35 per share and the fiscal combined losses for the years 1994 through 1998 exceed the cumulative income for such years by $0.59 per share. Many of the factors affecting our results are beyond our control. Some of these factors include:

    o   market demand for our new and existing products;

    o the ability of our competitors to offer better products or to offer similar products at lower prices; and

    o   the cyclicality of the semiconductor industry in general.

     In addition, the factors affecting our quarterly and annual results over which we have some control include:

    o   our ability to accurately forecast demand for our existing products;

    o   our ability to introduce successful new products on a timely basis;

    o   our ability to control our expenses; and

    o our ability to effectively manage our semiconductor fabrication facilit in Australia.

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

     For QSI to be successful, we must continually introduce new products at better price/performance levels than are currently available. Such development and introduction involves a significant use of cash and if we are unable to generate sufficient cash to invest in developing and introducing new products, or to introduce new products that are successful, our results of operations and financial condition will be adversely affected. New product development and introduction requires us to invest significantly in:

      o    research and development;
      o    prototype testing;
      o the production of high precision quartz plates, known as "photomasks,"which are used to transfer circuit patterns onto semiconductor wafers;
      o    and initial inventory build.

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

     The announcement of the merger may increase the likelihood of a number of changes to QSI's business, any of which could have a material adverse effect. Such changes include but are not limited to:

    o   loss of key management, development or other personnel of QSI;

    o   deterioration of QSI's distributor relationships;

    o   returns of QSI's products;

    o   decreases or cessation of orders for QSI's products;

    o   cancellation of agreements by distributors of the QSI product line; and

    o   delays in product development.

     Even if the merger is not completed, QSI could be harmed by the expectation of these changes and restoring QSI's business to its pre-announcement value could take a long time and be costly. As a result of the factors described above, the failure to consummate the merger could have a material adverse effect on QSI's business, operating results, financial condition and stock trading price.

     The semiconductor industry is characterized by price erosion, declining gross margins, product obsolescence and heightened international competition in many markets.

     As a result, we must continually develop new products with higher average selling prices and manage our costs in order to compete. We cannot assure you that we will be able to do this successfully, and any failure on our part to reduce costs or introduce new products in response to competitive pressures will have a material adverse effect on our business. Our competitors include large semiconductor companies like IDT, Texas Instruments Incorporated, National
Semiconductor Corporation, Level One and Cypress Semiconductor Corporation. These larger companies have greater financial, technical, marketing and distribution and other resources and offer broader product lines than we do. In addition, they have longer standing relationships with their customers and suppliers. Therefore, these companies may be better able to withstand a downturn in the market for QSI's products or sustained price reductions in the markets in which we compete.

     Operating the Australia semiconductor fabrication facility is capital intensive and complex.

     We rely on the Australian fabrication facility for most of the wafer requirements of our logic product family. Although the facility is currently fully operational, any disruption in production or failure to maintain acceptable yields would adversely affect us because

     o we could be unable to meet the demand for our products; o we would need to seek another source for our wafers, which would probably raise our cost per wafer; and

     o we would continue to incur the fixed expenses associated with maintaining the facility even though it wasn't producing wafers for us.

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

     Fabrication. Although we fabricate a majority of our wafers in our Australia facility, we still rely on Taiwan Semiconductor Manufacturing Company, Ltd., for a substantial number of wafers for small geometry networking products. Under the terms of our agreements with TSMC, they can terminate the relationship at any time, and we would need to find an alternative source for these wafers, which could be a time-consuming and expensive process, and could cause us to miss order deadlines, experience reduced revenues and incur higher costs of goods sold. In addition, there are other risks involved in relying on TSMC as a supplier of wafers which include:

    o   we have less control over delivery schedules;

    o we can't be assured that TSMC will always have the capacity available to meet our needs;

    o   we have less control over quality assurance processes;

    o TSMC may experience technical and/or production problems that would prevent them from being able to fill our orders; and

    o there is an increased risk that our intellectual property may be misappropriated.

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

     Through December 1998, we had spent approximately $230,000 on our Y2K program. We estimate that we may spend up to an additional $300,000 for other repairs, replacements or upgrades and for coordinating our Y2K compliance efforts with key suppliers and customers. However, we cannot assure you that we will not have to spend significantly more to ensure that our products and internal systems are Year 2000 compliant or to remedy any situations caused by a Year 2000 failure. We do not have a contingency plan to address the Year 2000 problem, in the event that our current program is unsuccessful, but we expect to create one by June 1999.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

         For financial market risks related to changes in interest rates and foreign currency exchange rates, reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Registrant's Annual Report on Form 10-K/A for the year ended September 28, 1998, filed on March 22, 1999.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings - Not Applicable

Item 2.     Changes in Securities and Use of Proceeds - Not Applicable

Item 3.     Defaults Upon Senior Securities - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.     Other Information - Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits

                  10.20 - Agreement and Plan of Merger by and among Integrated Device Technology, Inc., Penguin Acquisition, Inc., and Quality Semiconductor, Inc., dated November 1, 1998*

                  27.1 - Financial Data Schedule


            (b)      Reports on Form 8-K

                  On November 4, 1998, the Company filed a Form 8-K reporting under Item 5, the agreement to merge with Integrated Device Technologies, Inc.

* Incorporated by reference to the identically numbered exhibit filed with the Company's Form 8-K dated November 4, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Quality Semiconductor, Inc.
                                  (Registrant)



Date:  March 19, 1999          By: / s / R. Paul Gupta
                                 R. Paul Gupta
                                 Director, President and Chief Executive Officer



Date:  March 19,1999           By: / s / Stephen H. Vonderach
                                 Stephen H. Vonderach
                                   Vice President of Finance, Chief Financial
                                   Officer, and Chief Accounting Officer

                                                                    Exhibit 27.1

                           QUALITY SEMICONDUCTOR, INC.

                             Financial Data Schedule
                      (In thousands, except per share data)
                                   (Unaudited)

Fiscal Year End September 30, 1999
Period Beginning October 1, 1998
Period Ending December 31, 1998
Cash and cash equivalents                                      $6,274
Marketable securities                                               -
Notes and accounts receivable - trade                           5,686
Allowances for doubtful accounts                                 (871)
Inventory                                                       6,765
Total current assets                                           19,028
Property, plant and equipment                                  44,526
Accumulated depreciation                                      (25,415)
Total assets                                                   38,617
Total current liabilities                                      15,485
Bonds, mortgages and similar debt                                 -0-
Preferred stock - mandatory redemption                            -0-
Preferred Stock - non-mandatory redemption                        -0-
Common Stock                                                        8
Other Stockholders' Equity                                     41,871
Total liabilities and stockholders' equity                     38,617
Net sales of tangible products                                 10,646
Total revenue                                                  10,646
Cost of tangible goods sold                                    11,058
Total costs and expenses applicable to sales and revenue        6,689
Other costs and expenses                                          -0-
Provision for doubtful accounts and notes                         -0-
Interest and amortization of debt discount                       (117)
Income (loss) before taxes                                     (7,218)
Income tax expense (benefit)                                      -0-
Income/loss continuing operations                              (7,218)
Discontinued operations                                           -0-
Extraordinary items                                               -0-
Cumulative effect-changes in accounting principles                -0-
Net income (loss)                                              (7,218)
Earnings per share - basic                                      (0.96)
Earnings per share - diluted                                    (0.96)